Form 10KSB
period 2000-02-29
COMMERCIAL CONCEPTS INC
filed 2000-05-30
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

     [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ending February 29, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the Transition Period from to

                            Commercial Concepts, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

              Utah                                              87-0409620
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)

       324 S. 400 W. Suite B, Salt Lake City, Utah               84101
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)

                                 (801) 328-0540
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

    Title of each Class                    Name of Each Exchange on Which
    to be so Registered                    Each Class is to be Registered
    -------------------                    ------------------------------

                                      None
--------------------------------------------------------------------------------

Securities to be registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         Registrant's revenues for the most recent fiscal year were $261,263.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 3, 2000 was $14,802,629. As of April 3, 2000 Registrant had 23,683,630 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended February 29, 2000 and notes attached thereto are incorporated by reference into
Part II hereof.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [x]

                                   FORM 10-KSB

                                     PART I

Item 1.  Description of Business

History and Development of the Company

         The Company was incorporated in the state of Utah on March 1, 1984. The Company was originally organized to engage in the milling and recovery of precious minerals. In November 1997, the Company's last mining asset, an option to acquire mining property, expired. As a result, the Company changed its business focus by acquiring the rights to certain software products developed to fix computer date recognition problems associated with the year 2000 ("Y2K"). The Company acquired computer equipment and hired software developers to refine and further develop the program. The software tests the internal clock found in personal computers each time the clock is turned on to determine if the date is correct. The Company holds a registered copyright for such software which it began marketing in April 1998. Because of its late entry into the market, lack of name recognition and a limited marketing network, the Company's sales of the Y2K software were insignificant and with the advent of the year 2000 have been discontinued.

         The computer equipment acquired and software developers hired by the Company to develop the Y2K software provided the means for the Company to become a software development and technology company. Building on this foundation, the Company hired a new President and Chief Executive Officer in February 1999, a new Executive Vice President in July 1999 and a new Chief Financial Officer in February 2000. In June 1999 the Company acquired 100% of the stock of Advice Productions, Inc., a graphic design company specializing in customized video marketing and training tools. From this acquisition certain assets were acquired that enable the Company to create customized compact discs. The acquisition, however, did not provide all the benefits the Company anticipated. As a result, effective February 29, 2000 the Company dissolved Advice Productions and conveyed certain assets to the previous owners of Advice Productions in return for reconveyance to the Company of a portion of the shares of stock of the Company which were paid to the owners in June, 1999.

Products and Services

         The Company's primary focus is on the development of proprietary "platforms" that serve as a base for subsequent development of "canned" software programs. The Company's primary source of revenue, however, presently comes from the development of customized software and products for clients. The Company's programmers develop customized software programs to meet specific needs such as data entry and retrieval, multi media and internet-based information dissemination. The Company generally retains all rights, title and interest in the customized software it develops, including source codes, with the expectation that the Company will revise and improve such programs so the programs can be "canned" and sold to other customers. In addition the Company is currently developing several proprietary software products. The Company is also willing to discuss development and marketing joint venture arrangements with the owners of suitable software applications.

         Electronic Brochures. Using photos, logos, advertising and other information provided by clients, and the templates it has designed, the Company creates customized presentations and advertising on compact discs. The compact discs are designed to replace traditional printed advertising and brochures, and even business cards. The compact discs come in a variety of designs (the most common of which is a disc the size of a business card) and can be uniquely packaged for each client. Because the Company uses pre-designed templates, the compact discs can be created at an affordable cost of between $2,000 and $4,000. The average price of compact discs from the Company's local competitors is approximately $10,000. The Company's lower production costs give it a strategic advantage. The Company is developing software that will permit clients to create their own presentations using the software further reducing production costs. This software will be introduced in the near future and as yet there is no assurance that it will be accepted by the public.

         Medical Imaging Software. The Company contracted with Intermountain Health Care ("IHC") to develop medical imaging software ("CCI Picture Base") to capture images generated by equipment used in medical procedures such as ultra-sound, catheter cameras, MRI's and CAT scans. The software is designed to store images generated during medical procedures in real time on a computer network that can be linked to the internet. The software permits physicians and administrators to access and notate the images during or after the procedure from any computer on the network. IHC paid the Company a fee to finance the development, in exchange for up to thirty operating room licenses. The Company retains all rights, title and interest to the software and its source code. The Company has filed a patent application to protect the source code. The product is now patent pending.

         Beta testing at IHC's Cottonwood Hospital commenced in March 2000 and was successfully completed in May 2000. As a result IHC is exercising its option for thirty CCI Picture Base operating room licenses. The Company is in discussions with IHC and certain other organizations for sale of additional licenses and accompanying hardware.

         Screen Saver Technology. The Company has developed technology for an interactive screen-saver for which a patent is pending. The screen saver technology permits network administrators to place any image or text they choose on the computer screen and to change or update the images as often as they desire. The screen saver software is also interactive. A link to a web site can be placed on the screen saver to connect users to the advertised site if the user clicks on the link. The screen saver also monitors when the screen saver appears, who is logged on to the computer when it appears, and records the information for marketing purposes. The Company expects to generate revenues from advertising, annual maintenance fees and one-time licensing.

         The Company believes that there are several uses for this software. First, businesses can use the screen saver to disseminate information and control what employees have on their computer screens when they are not in use since the program records when the screen saver appears. Second, schools and other organizations can use the program to raise funds from advertising as well as to disseminate information. Parents of school children can increase their awareness of school activities by downloading the screensaver on their home or office computer systems. Based on initial market research advertisers are paying two cents per impression per day for banner advertisements. The Company believes, although it has conducted limited research to determine, that advertisers will pay at least one cent per impression for screen saver advertising.

         The Company faces competition in the screen saver market from numerous competitors, some of whom have greater resources than the Company. There is also technology presently in the market that permits network administrators to place any image they choose on the computer screen and to update or change the images as often as they desire. To the knowledge of the Company, none of the screen saver software in the market is interactive. To be exact, none of the existing screen saver software keeps a record of when the screen saver appears and who is logged onto the computer when the screen saver appears, nor does such software permit links to be placed on the screen saver. The Company believes the interactive features of its screen saver program will give it a competitive advantage. However, there can be no assurance that the Company will be first to market with this technology, that its patent application will be approved or that there will be sufficient public interest to successfully market the software.

         In March 2000 the Company commenced a pilot program of screen saver installations with local schools and non-profit organizations. The purpose of this pilot program is to gather detailed, documented data on actual system performance and the effectiveness of screen saver advertisements in preparation for the Company's full-scale product introduction in Fall 2000. Local and regional commercial organizations have placed advertisements. All funds received during the course of the pilot program will go to the participating schools and non-profit groups.

Sales and Marketing

         The Company has three full-time sales and marketing persons who are compensated with a combination of salary and commissions, but expects to rely on wholesale distributors and sales persons with established distribution networks and contacts to market its products as they are developed. Such persons or organizations will be paid on a commission basis.

         The Company intends to market its products based on their high value-added benefits to the user and ongoing service, and not on basis of price. The Company believes its products are priced very favorably with competitors that have been identified to-date.

Employees

         As of April 30, 2000 the Company had 14 full and part-time employees. No union or other collective bargaining group represents the Company's employees. Management believes the Company's relations with its employees are good.

Item 2.  Description of Property.

         The Company conducts its business operations at 324 South 400 West, Suite B, Salt Lake City, Utah, where it has approximately 7,105 square feet of office space under lease through February 29, 2004. Under the terms of the lease, the Company pays $6,143 per month, which amount increases by 4% annually. There is no renewal option under the terms of this lease. The Company, however, has an option to purchase the office building in which its offices are located for $800,000. The option expires on October 31, 2000. Management of the Company believes that it will either be able to negotiate a new lease on its existing space or obtain suitable other space in the Salt Lake area upon the expiration of the existing lease.

Item 3.  Legal Proceedings

         The Company knows of no litigation now pending or threatened against it or involving any of its properties or contract rights.

Item 4.   Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year.

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

         The Company's common stock currently trades on the NASDAQ Bulletin Board where it has been listed since March 9, 2000. Between October 20, 1999 and March 9, 2000 the quotation was transferred off the NASDAQ Bulletin Board to the National Quotation Bureau's "Pink Sheets" pursuant to NASD Eligibility Rule 6530 issued on January 4, 1999, which provides that issuers who do not make current filings pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are ineligible for listings on the NASDAQ Bulletin Board. Subsequent to October 20, 1999 the Company prepared a complete registration statement that brought the Company's filing status to current and permitted the March 9, 2000 re-listing to the NASDAQ Bulletin Board.

         The following table sets forth the high and low bid prices for shares of the Company's common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. There was no trading of the Company's common stock prior to the second quarter of the 1999 fiscal year.

                                                           Bid Prices
         Fiscal Year           Period                 High              Low
         -----------           ------                 ----              ---

         Feb. 29, 2000      Fourth Quarter            0.31              0.08
                            Third Quarter             0.20              0.06
                            Second Quarter            0.54              0.04
                            First Quarter             1.25              0.13
         Feb. 28, 1999      Fourth Quarter            1.40              0.08
                            Third Quarter             2.98              1.25
                            Second Quarter            3.00              2.50

         As of February 29, 2000, the Company had 23,683,630 shares of its common stock issued and outstanding, and there were 319 record stockholders. As of the date hereof, the Company has not paid or declared any cash dividends. Management has followed the policy of retaining any and all earnings to finance the development of the business. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

         On or about April 18, 2000 L&B Charitable Trust purchased 500,000 restricted common shares of the Company for $100,000. The funds will be remitted to the Company at the rate of $20,000 per month over five months. The purchase price also included two-year warrants to purchase an additional 500,000 common shares of the Company at a price of $0.50 in the first year and $0.75 in the second year. These shares were issued in reliance on Rule 506 of Regulation D promulgated under the 1933 Act.

Item  6.  Management's Discussion and Analysis.

General

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements (including the notes thereto), and the other information included elsewhere herein. The Company's fiscal year runs from March 1 through the last day of February.

         Effective March 1, 1998, the Company began earning revenues and was no longer classified as a development stage company.

Results of Operations

Fiscal Year Ended February 29, 2000 Compared to the Fiscal Year Ended February 28, 1999.

         Sales increased by $196,606 to $261,263 for the year ended February 29, 2000 from $64,657 for the year ended February 28, 1999. This increase was the result of sales of Quick Fixx 2000 software and customized software and computer products for clients. Cost of sales increased from $31,336 to $81,797 as the result of increased sales. Gross margins on sales increased from 52% to 69% as a result of the Company's emphasis on higher margin client software projects and improved production techniques.

         Marketing and selling expenses decreased by $35,785 or 87%, to $5,214 for the year ended February 29, 2000 from $40,999 for the comparable period in fiscal year 1999. This decrease was the result of focusing our sales efforts for Quick Fixx 2000 on the domestic market and only paying commissions and royalties on product that was actually bought and paid for. Most client software projects were not subject to commission payments. The Company expects its marketing and selling expenses to increase in future periods as it acquires or develops additional technology products and services.

         General and administrative expenses other than marketing expenses increased by $304,570 or 95% to $624,162 for the fiscal year ended February 29, 2000 from $319,572 for the fiscal year ended February 28, 1999. This increase was a result of an increase in the number of employees and consultants employed by the Company as well as travel expenses. The Company expects that such expenses will continue to increase as the Company's operations expand and develop.

         The Company did not incur research and development expenses for the fiscal year ended February 29, 2000, nor in the fiscal year ended February 28, 1999. The Company's practice is to emphasize development of future software products from the proprietary product platforms it develops. The Company develops proprietary software internally, but all related costs are expensed until the developed product enters the beta testing stage. From the point commercial beta testing commences until the commercial viability of a product is established, additional development for that product will be capitalized. The Company's research and development expenses to-date have been substantially paid for by customers who retain the Company to develop customized software programs. The Company typically retains all rights to the software it develops.

         During the fiscal year ended February 29, 2000, the Company incurred $5,513 of expenses in connection with the settlement of a lawsuit by Rex Pitcher, a shareholder, against the

Company based upon the sale by a former officer of the Company of stock of the Company held by that officer to Mr. Pitcher. The former officer allegedly made promises and incurred obligations that he could not legally fulfill.

Fiscal Year Ended February 28, 1999 Compared to the Fiscal Year Ended February 28, 1998.

         For the first time in its operating history, the Company generated revenue from sales in fiscal year 1999. The amount of such revenue was $64,657. This was the result of sales of Quick Fixx 2000 software. Costs of such sales equaled $31,336.

         Although the Company did not generate revenue until fiscal year 1999, it did incur marketing and selling expenses in the prior fiscal year. Marketing and selling expenses increased by $35,999 or 720%, to $40,999 for the fiscal year ended February 28, 1999 from $5,000 for the fiscal year ended February 28, 1998. This increase was the result of increased marketing efforts. The Company expects to continue to increase its marketing and selling efforts as it acquires or develops additional technology products and services and as the current products are taken to market.

         General and administrative expenses other than marketing expenses increased by $277,821, or 665%, to $319,572 for the 1999 fiscal year end from $41,751 for the 1998 fiscal year end. This increase was a result of an increase in the number of employees and consultants employed by the Company as well as legal expenses. The Company expects that such expenses will continue to increase as the Company's operations expand, but at a slower rate as the Company continues to develop.

         There were no research and development costs in fiscal year 1999.

Liquidity and Capital Resources

         At February 29, 2000, the Company had cash and other current assets of $75,973 as compared to cash and other current assets of $94,535 at February 28, 1999. The decrease of $18,562 results primarily from greater product development efforts of the Company not fully offset by revenue from sales and various private placements of the Company's common stock. The decrease was also caused in part by increased general and administrative costs and payments on debt obligations. During the year ended February 29, 2000 the Company acquired various equipment through the use of capital leases. As of February 29, 2000, the Company had $17,432 in long-term obligations resulting from capital leases.

         The Company borrowed $15,000 from an individual and an additional $10,000 from a second individual, neither of who are shareholders of the Corporation, in August of 1999, pursuant to promissory notes, at the rate of 10% per annum with each note being respectively due and payable on February 12, 2000 and February 16, 2000. Both promissory notes remained outstanding at year-end and both were converted into restricted common shares of the Company in April of 2000. The Company borrowed $20,000 from an individual who is not a shareholder of the Corporation in December of 1999, pursuant to a promissory note at the rate of 10% per annum being due and payable December 9, 2000

         The Company generated $155,000 from the private placement of 700,000 shares of common stock in March of 1999. Additional private placements through the remainder of the year totaling 1,700,000 shares yielded $178,000. The Company issued 10,987,350 shares of common stock in lieu of cash for various services through the year ending February 29, 2000 totaling $384,564. From August 26, 1998 to November 28, 1998 the Company raised a total of $310,000 from a private placement of its common stock.

Item 7.  Financial Statements.

         The response to this Item is submitted in a separate section to this report. See F-1.

Item 8.  Changes in and Disagreements With Accountants.

         On August 31, 1999, Commercial Concepts, Inc. (the "Company") terminated its independent auditor relationship with David T. Thomson, P.C. ("Thomson").

         Thomson's report on the financial statements of the Company for the fiscal year ended February 28, 1998, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Thomson report for the fiscal year ended February 28, 1998, contained a statement as to the ability of the Company to continue as a going concern. Other than the foregoing, there were no adverse opinions or disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended February 28, 1997, 1998, and 1999, and the period March 1, 1999 through August 31, 1999, there were no disagreements with Thomson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures or any reportable events.

         On September 5, 1999 the Company engaged Fitzgerald Sanders, LLC ("Fitzgerald") as its independent auditors to audit and report on the financial statements of the Company for the fiscal year ended February 28, 1999, which had not yet been audited.

         The decision to change accountants was approved by the Company's Board of Directors. The Company authorized Thomson to respond fully to Fitzgerald's inquiries concerning the Company.

         Prior to engaging Fitzgerald, neither the Company nor anyone acting on its behalf consulted with Fitzgerald regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. In addition, during the Company's fiscal years ended February 29, 2000 and February 28,1999 and 1998, neither the Company nor anyone acting on its behalf consulted with Fitzgerald with respect to any matters that were the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in
Item 304(a)(1)(v) of Regulation S-K).

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

         The following table sets forth the name, office and age of each officer and director of the Company:

               Name                         Title                          Age

          George E. Richards, Jr.   Chairman, President & CEO              37
          Scott G. Adamson          Executive Vice President & Director    43
          Karl A. Hansen            CFO, Secretary & Director              46
          Lee R. Kunz Sr.           Director                               73
          Wilf Blum                 Director                               46

         George E. Richards has served as Chief Executive Officer and a director of the Company since March 1, 1999. Mr. Richards may be elected to successive terms of office. Since June 1996, Mr. Richards has served as the President and Director of Richards & Associates, Inc., a financial consulting firm of which Mr. Richards is the sole shareholder. From May, 1993 to June, 1996, Mr. Richards was employed by The Goldenberg Group, Inc., a division of Plygem, Inc. Mr. Richards attended Cal State Fullerton.

         Scott G. Adamson has served as Executive Vice President and a director of the Company since July, 1999. Mr. Adamson may be elected to successive terms of office. Since 1986, Mr. Adamson has served as the President and a director of SGA Financial Group, Inc., a financial company which he founded to provide project and debt financing, and currency conversion services. From 1981 to 1986, Chase Manhattan employed Mr. Adamson in its Latin American division as a 2nd Vice President. Mr. Adamson received a Bachelors of Science in Business Administration from Weber State University in 1979 and a Masters of International Management from the American Graduate School of International Management in 1981.

         Karl A. Hansen has served as Chief Financial Officer and Director since February 2000. Mr. Hansen may be elected to successive terms of office. He is a Certified Public Accountant. From June 1999 to February 2000 Mr. Hansen served as a consultant with RHI Management Resources, providing financial consulting services to an Internet related company. From December 1997 to May 1999, Mr. Hansen served as CFO of East European Imports, Inc., a Miami-based importation company. From December 1987 to 1997, Mr. Hansen served as CFO of two related mining companies, American Pacific Mining Company and Jordex Resources, Inc. From 1977 to 1987 Mr. Hansen worked in financial positions with Ernst & Young, Salomon Brothers and Lever Brothers. Mr. Hansen received a Bachelor of Science degree in management from Rensselaer Polytechnic Institute and a Bachelor of Science degree in Accounting from the Rochester Institute of Technology, awarded in 1977.

         Lee R. Kunz Sr. has served as a director since April, 2000. He may be elected to successive terms of office. He is the retired CEO of Kunz Construction Company. Mr. Kunz served for 19 years on a hospital Board of Directors and has been associated with the development of biological and pharmaceutical companies. Mr. Kunz understands the challenges of financing for a new company and brings solid business experience to the Company.

         Wilfred R. Blum has served as a director since November 1997. From May 1998 through February, 1999, Mr. Blum served as President and Chief Executive Officer of the Company. Mr. Blum is a licensed real estate agent and has been employed by Butch Johnson Realty as a land developer since 1996. Mr. Blum attended the Northern Alberta Institute of Technology.

         During the past five years none of the officers/or directors, or any of the promoters or control persons of the Company have been partners/or executive officers of a business less than two years from the time in which a bankruptcy petition was filed against the business. Also, none of the officers/or directors, or any of the promoters or control persons have been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment or decree involving the violation of any federal or state securities laws. There is no unresolved significant litigation outstanding against the Company or its officers and/or directors.

Compliance With Section 16 Reporting Obligations

         The Directors and Executive Officers of Commercial Concepts are required under the Securities Act of 1934 to file reports with the Securities and Exchange Commission evidencing their ownership of, and their current transactions in, Commercial Concepts' equity securities. This is a personal obligation of the Executive Officers and Directors. Based on information provided to Commercial Concepts from a review of the SEC EDGAR database, it appears that all Directors and Executive Officers filed these reports in a timely manner through the period ending May 26,2000 except Mr. Wilf Blum who, based on the above information source, appears to have failed to file a Form 3 for March 7, 2000.

Item 10.  Executive Compensation.

         The Company has no deferred compensation plan. The following sets forth a summary of cash and non-cash compensation for each of the last three fiscal years ended February 29, 2000 and February 28, 1999 and 1998. Beginning in fiscal year 2001, the Company has instituted a performance-based bonus plan for Company management.

                                      Summary Compensation Table
---------------------------------------------------------------------------------------------------------------
                                    Annual Compensation       Long-Term Compensation
                                                                       Awards
  Name and               Fiscal      Salary        Bonus      Restricted        Options/         All Other
  Principal Position      Year        ($)           ($)         Stock             SARs           Compensation
                                                                Awards             (#)                ($)
                                                                  ($)

George E. Richards, Jr.    2000     $120,000(1)   $11,800(2)       -                -                  -
Chief Executive Officer    1999       10,000(3)      -             -                -                  -
                           1998         -            -             -                -                  -

Scott G. Adamson           2000     $ 73,233(4)   $34,900(5)       -                -                  -
Executive Vice-President   1999         -            -             -                -                  -
                           1998         -            -             -                -                  -

(1) $72,000 paid in cash and $48,000 deferred. Deferred compensation payable by the Company to Mr. Richards in fiscal year 2001. Payment of deferred wages will be with cash or, at the option of Mr. Richards, in common stock of the Company valued at the average closing price of the common shares of the Company during the periods in which Mr. Richard's compensation was deferred.
(2) Bonus paid in stock. On December 23, 1999 the Company issued 147,500 restricted shares to Mr. Richards, valued at $.08 per share as reported at Item 12.

(3) Salary paid in stock. On February 3, 1999 the Company issued 50,000 shares, valued at $.20 per share as reported at Item 12.
(4) $25,305 paid in cash and $47,928 deferred. Deferred compensation is payable by the Company to Mr. Adamson in fiscal year 2001 under the same conditions as described for Mr. Richards in (1) above.
(5) Bonus amount consists of $9,900 paid in stock (123,750 shares of stock of the Company, valued at $.08 per share and issued on December 23,
         1999) and $25,000 deferred. The deferred bonus compensation is payable by the Company to Mr. Adamson in fiscal year 2001 under the same conditions as described for the payment of deferred wages for Mr. Richards in (1) above.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of February 29, 2000 by
(i) each person known by the Company to be the beneficial owner of more than 5% of the Company's common shares; (ii) each of the Company's directors; (iii) each executive officer of the Company; and (iv) all the directors and executive officers as a group (5 persons). As of February 29, 2000, the Company had 23,683,630 shares of common stock issued and outstanding.

         Name and Address of Beneficial       Number of Shares  Percent of Class
                Owner                               Owned

         George E. Richards, Jr.                  2,147,500              9.1%
         1992 S. Chokecherry
         Bountiful, Utah 84010

         Scott G. Adamson                         1,521,750              6.4%
         2485 S. Elaine Dr.
         Bountiful, Utah 84010

         Ron Poulton Trustee of Tech Trust        2,236,000              9.4%
         136 E. South Temple, Suite 1700-A
         Salt Lake City, Utah 84111

         Wilfred E. Blum                          1,541,337(1)           6.5%
         1756 E. Wasatch Blvd.
         Sandy, Utah 84092

         Karl A. Hansen                             530,000(2)           2.2%
         225 S. 200 West
         Salt Lake City, Utah 84101

         Lee Kunz                                 1,000,000              4.2%
         Denver, CO

         Lombardi Research Foundation             4,000,000             16.9%
         47 East 400 South
         Salt Lake City, UT 84111

         All Officers and  Directors
         as a Group (5 persons)                   6,740,587             28.5%


(1) Consists of 941,337 shares held by Blum, Inc., a Utah corporation, of which Mr. Blum is a controlling shareholder, 300,000 shares held by

         Laura Blum, 100,000 shares held by Amber Blum, 100,000 shares held by Karli Blum, 100,000 shares held by Kerri Blum (all immediate family of Mr. Blum).
(2) Mr. Hansen will return 300,000 shares if his employment with the Company is terminated prior to January 1, 2001.

Item 12.  Certain Relationships and Related Transactions.

         The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members of the Company's Board of Directors and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         On October 21, 1999 Karl Hansen accepted an offer to become the Chief Financial Officer of the Company. The Company's offer included a bonus of 500,000 restricted common shares. If Mr. Hansen's employment with the Company is terminated prior to January 1, 2001, 300,000 shares will be returned. Between October 21, 1999 and February 29, 2000 Mr. Hansen purchased 30,000 free-trading common shares of the Company.

         Lee Kunz, a director of the Company since April 2000, purchased 300,000 free-trading common shares of the Company for $24,000 in November 1999, on behalf of L&B Charitable Trust, a Colorado trust. The shares were issued in reliance on Rule 504 of Regulation D promulgated under the 1933 Act. Mr. Kunz, on behalf of L & B Charitable Trust, on or about February 2000 also purchased 500,000 restricted common shares of the Company for $75,000. These shares were issued in reliance on Rule 506 of Regulation D promulgated under the 1933 Act. On or about January 2000, Mr. Kunz on behalf of L & B Charitable Trust purchased 200,000 restricted common shares of the Company for $20,000 received by the Company. The 200,000 shares acquired by L & B Charitable Trust were a part of the 2,198,000 shares issued to Scott G. Adamson, the Executive Vice President of the Company, in August 1999. The shares were endorsed to L & B Charitable Trust in March 2000.

         On or about April 18, 2000 L&B Charitable Trust purchased 500,000 restricted common shares of the Company for $100,000. The funds will be remitted to the Company at the rate of $20,000 per month over five months. The purchase price also included two-year warrants to purchase an additional 500,000 common shares of the Company at a price of $0.50 in the first year and $0.75 in the second year. These shares were issued in reliance on Rule 506 of Regulation D promulgated under the 1933 Act.

         Ron Poulton, the trustee of Tech Trust, a shareholder owning more than five percent of the outstanding shares of stock of the Company, rendered legal services to the Company from 1985 to November 1999. Legal fees and expenses paid or payable to Mr. Poulton in the twelve-month period ended February 29, 2000 totaled $28,988 and totaled $57,862 and $5,700 for the fiscal years ended February 28, 1999 and 1998, respectively.

         On December 23, 1999 the Company issued 147,500 shares of common stock to Richards & Associates, Inc., a Utah corporation, of which Mr. George E. Richards, Jr., the President and Chief Executive Officer of the Company, is the sole shareholder, 123,750 shares to Scott Adamson, its Executive Vice President, 69,300 shares to Larry D. Rogers, its Vice-President, and an aggregate of 134,500 shares to all other employees as year-end employment bonuses.

         On December 15, 1999 the Company agreed to issue an option to purchase 500,000 shares of common stock, at an exercise price of $0.104 per share, to Mr. Wilfred Blum, a director of the Company, as repayment of $52,000 of reimbursements and other expenses allegedly owed by the Company to Mr. Blum. The Company has negotiated a written agreement regarding the same with Mr. Blum.

         In August of 1999 the Company reached an oral agreement with Cybercenters International, Inc. ("Cybercenters"), a principal shareholder of which is Scott Adamson, an Executive Vice President of the Company, to acquire all of the issued and outstanding stock of Cybercenters after February 28, 2000. As part of the transaction, the Company issued 342,000 shares of stock to three shareholders of Cybercenters in consideration of an oral agreement by such persons to pay an aggregate of $18,642 to the Company. Mr. Adamson was issued 2,198,000 shares of common stock in consideration of an oral agreement to pay $131,880 to the Company. The foregoing obligations are not due and payable until the stock is sold. Mr. Adamson subsequently endorsed 800,000 of the 2,198,000 common shares issued to him to other investors for the benefit of the Company. All funds realized by such sales were remitted directly to the Company and partially offset Mr. Adamson's indebtedness to the Company. No interest accrues on the obligations.

         In July of 1999, Richards & Associates, Inc., a Utah corporation, of which Mr. Richards is the sole shareholder, and Wilfred Blum, a director of the Company, each pledged 2,000,000 shares of stock personally held by them (for an aggregate amount of 4,000,000 shares) to Lombardi Research Foundation to secure a short-term loan to the Company in the amount of $30,000. The proceeds of the loan were used to finance a business development trip to China and to purchase assets for the Company. The loan was to be repaid on or before August, 1999. When the loan was not repaid by August, 1999, Lombardi Research Foundation caused all 4,000,000 shares to be transferred to it pursuant to a security agreement. The shares pledged by Richards & Associates to secure the loan were issued to it on May 5, 1999 as described below. The shares pledged by Mr. Blum however, were issued to Mr. Blum by the Company's transfer agent at Mr. Blum's request without the approval of the Company's Board of Directors. Since all of the proceeds of the loan were used for the Company's benefit, on December 23, 1999, the Company issued 2,000,000 shares of common stock to Richards & Associates to replace the shares that were transferred to Lombardi. The Company did not issue replacement shares to Mr. Blum. The Company has also implemented certain procedures to prevent the issuance of stock without the approval of the Company's Board of Directors.

         On May 5, 1999, the Company issued 2,000,000 shares of common stock to Richards & Associates, Inc., a Utah corporation, of which the current Chief Executive Officer and President, George E. Richards, Jr., is the sole shareholder, in consideration of an oral agreement to pay the Company $120,000. The obligation is not payable until the shares of stock are sold and no interest accrues on the obligation.

         The Company paid Albert Fretz, who at the time of the transaction was an officer of the Company, a royalty fee of $6,750 for the year ended February 28, 1999 in relation to sales of Quick Fixx 2000 software.

         On January 25, 1999, the Company issued 2,000,000 shares of restricted common stock valued at $.06 per share, for a total amount of $120,000 to Wilfred Blum, a director of the Company and its former Chief Executive Officer and President. Of the shares issued, 1.6 million shares or $96,000 worth of stock was issued for services rendered to the Company during the fiscal year ended February 28, 1999, and 400,000 shares, or $24,000 worth of stock was issued to repay cash advances to the Company. On or about July 1999, the Company loaned $12,340 to

Mr. Blum. No note was executed for this advance. The loan did not bear interest. The loan was repaid in Calendar year 2000.

         On February 3, 1999, the Company issued 50,000 shares of restricted common stock valued at $.20 per share, for a total amount of $10,000 to Richards & Associates, Inc., a Utah corporation, of which Mr. George E. Richards, Jr., the current Chief Executive Officer and President of the Company, is the sole shareholder, for services rendered by Mr. Richards to the Company during the fiscal year ended February 29, 1999.

Item 13.  Exhibits and Reports on Form 10-KSB

         The following Exhibits are filed herewith pursuant to Rule 601 of regulation S-B or are incorporated by reference to previous filings.

         2.1      Articles of Incorporation*

         2.2      Bylaws*

         6.1      Lease Agreement, dated November 10, 1999*

         6.2      Office Building Lease, dated February 18, 1999*

         6.3      First Amendment to Office Building Lease, dated October 5,
                  1999*

         6.4      Agreement to Develop Software, dated 7/27/99*

         10.1     Consent of Fitzgerald Sanders, LLC*

         10.2     Consent of David T. Thomson, P.C.*

         10.3     Settlement Agreement and General Release with Larry Rogers

         23.1     Consent of Fitzgerald Sanders, LLC

         27.1     Financial Data Schedule

         * Incorporated by reference from Registration Statement on Form 10, as filed on March 6, 2000.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Commercial Concepts, Inc.



                                                By  /George Richards Jr.
                                                    --------------------
                                                    George Richards, Jr.
                                                    President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By  /Scott Adamson
                                                    ----------------------
                                                    Scott Adamson
                                                    Executive Vice-President

                                                By  /Karl Hansen
                                                    -----------------------
                                                    Karl Hansen
                                                    Chief Financial Officer

                            COMMERCIAL CONCEPTS, INC.

                 FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                FEBRUARY 29, 2000, AND FEBRUARY 28, 1999 AND 1998

                        WITH ACCOUNTANTS' REPORT THEREON

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Commercial Concepts, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Commercial Concepts, Inc. (a Utah corporation) as of February 29, 2000, and February 28, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements and supplementary information of Commercial Concepts, Inc. as of February 28, 1998 were audited by other auditors whose report dated March 11, 1998, on those statements included an explanatory paragraph that described a substantial doubt about the Company's ability to continue as a going concern due to losses from operations and limited working capital discussed on Note 4 to the financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Concepts, Inc. as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements as of February 29, 2000, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has limited working capital. The factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
May 17, 2000


                            COMMERCIAL CONCEPTS, INC.
                                 BALANCE SHEETS
                     February 29, 2000 and February 28, 1999

                               ASSETS                                       2000             1999
                                                                       --------------   --------------
CURRENT ASSETS
         Cash in bank                                                  $      31,171           77,695
         Accounts receivable                                                  37,811                -
         Due from officer                                                          -           12,340
         Inventory                                                                 -            4,500
         Prepaid expenses                                                      6,991                -
                                                                       --------------   --------------

             Total current assets                                             75,973           94,535
                                                                       --------------   --------------

EQUIPMENT
         Equipment                                                            86,140           38,033
         Leasehold improvements                                                7,000

         Less:  accumulated depreciation                                     (22,810)          (7,213)

             Net property and equipment                                       70,330           30,820
                                                                       --------------   --------------

OTHER ASSETS
         Software marketing rights                                               100              100
                                                                       --------------   --------------

TOTAL ASSETS                                                           $     146,403          125,455
                                                                       ==============   ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                              $     106,902           55,661
         Accrued expenses                                                    162,363                -
         Long-term debt - short term                                          49,514                -
                                                                       --------------   --------------

              Total Current Liabilities                                      318,779           55,661
                                                                       --------------   --------------

Long term debt                                                                17,432                -
                                                                       --------------   --------------

STOCKHOLDERS' EQUITY
         Common Stock, $.001 par value, 50,000,000 shares
           authorized, 23,683,630, and 9,136,280 shares
           issued and outstanding, respectively                               23,683            9,136
         Stock subscriptions receivable                                     (225,922)               -
         Additional paid-in capital                                        2,015,357        1,231,580
         Accumulated Deficit                                              (2,002,926)      (1,170,922)
                                                                       --------------   --------------

              Total Stockholders' Equity                                    (189,808)          69,794
                                                                       --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     146,403          125,455
                                                                       ==============   ==============

    The accompanying notes are an integral part of these financial statements

                            COMMERCIAL CONCEPTS, INC.
                            STATEMENTS OF OPERATIONS
         Years Ended February 29, 2000, and February 28, 1999 and 1998

                                                             2000              1999             1998
                                                        -------------     -------------     -------------
REVENUES:
         Sales                                          $     261,263            64,657                 -
                                                        -------------     -------------     -------------
           Total Revenues                                     261,263            64,657                 -

Less cost of goods sold                                        81,797            31,336                 -
                                                        -------------     -------------     -------------

Gross Profit                                                  179,466            33,321                 -
                                                        -------------     -------------     -------------

EXPENSES
         General and Administrative expenses                  630,997           360,571            46,751
         Services provided for common stock                   239,402           121,275                 -
         Bad Debts                                             55,770                 -                 -
         Depreciation                                          15,597             6,203            24,421
         Abandoned Acquisitions                                80,000                 -            83,600
         African project-funds transferred
           to other members of venture                              -                 -            43,357
                                                        -------------     -------------     -------------
           Total Expenses                                   1,021,766           488,049           198,129
                                                        -------------     -------------     -------------

NET LOSS FROM OPERATIONS                                     (842,300)         (454,728)         (198,129)

OTHER INCOME (EXPENSE)
         Miscellaneous income                                  15,806                 -             1,244
         Interest income                                            -               159                19
         Interest expense                                      (5,510)           (2,630)                -
                                                        -------------     -------------     -------------

NET LOSS                                                $    (832,004)         (457,199)         (196,866)
                                                        =============     =============     =============

LOSS PER SHARE                                          $        (.05)             (.08)            (0.04)
                                                        =============     =============     =============

    The accompanying notes are an integral part of these financial statements

                            COMMERCIAL CONCEPTS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          Years Ended February 29, 2000, and February 28, 1999 and 1998

                                                                                Paid - In
                                                   Common Stock                 Capital in
                                                   ------------                 Excess of       Accumulated
                                               Shares         Amount            Par  Value         Deficit
                                               ------         ------            ----------         -------
Balance, February 28, 1997                  4,700,930      $   4,701              706,340         (516,857)

Issuance of shares for software and
documentation at par value ($.001)
February 1998                                 100,000            100                    -                -

Contributed capital, January  and
February, 1998                                      -              -               16,000                -

Issuance of common stock for cash at
$2.00 per share, February, 1998                 2,500              2                4,998                -

Net loss for the year ended
February 28, 1998                                   -              -                    -         (196,866)
                                            ---------      ---------            ---------       ----------

BALANCE, February 28, 1998                  4,803,430      $   4,803              727,338         (713,723)

Issuance of common stock for cash at
various dates during the year               1,221,000          1,671              315,500                -

Issuance of common stock for services at
various dates during the year               2,472,850          2,000              114,150                -

Issuance of common stock for
repayment of officer advances at various
dates during the year                         639,000            662               74,592                -

Net loss for the year ended
February 28, 1999                                   -              -                    -         (457,199)
                                            ---------      ---------            ---------       ----------

Balance, February 28, 1999                  9,136,280      $   9,136            1,231,580       (1,170,922)

   The Accompanying notes are an integral part of these financial statements.

                            COMMERCIAL CONCEPTS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
    Years Ended February 29, 2000, and February 28, 1999 and 1998 (Continued)

                                                                                Paid - In
                                                   Common Stock                 Capital in
                                                   ------------                 Excess of       Accumulated
                                               Shares         Amount            Par  Value         Deficit
                                               ------         ------            ----------         -------
Balance February 28, 1999                   9,136,280      $   9,136            1,231,580       (1,170,922)

Issuance of common stock
for acquistions                               700,000            700               79,600                -

Issuance of common stock for repayment
of loans                                      100,000            100                    -                -

Litigation settlement, Note 11                360,000            360

Issuance of common stock for cash at
various dates during the year               2,400,000          2,400              330,600                -

Issuance of common stock for services at
various dates during the year              10,987,350         10,987              373,577                -

Net loss for the year ended
February 29, 2000                                   -              -                    -         (832,004)
                                           ----------      ---------            ---------       ----------

Balance, February 29, 2000                 23,683,630      $  23,683            2,015,357       (2,002,926)
                                           ==========      =========            =========       ==========

   The Accompanying notes are an integral part of these financial statements.

                            COMMERCIAL CONCEPTS, INC
                         STATEMENTS OF CASH FLOWS Years
             Ended February 29, 2000, and February 28, 1999 and 1998

                                                             2000               1999              1998
                                                         -----------        -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss) from current operations              $  (832,004)       $  (457,199)      $   (196,866)
         Items not requiring current cash flows:                   -                  -                  -
             Services paid in stock                          239,402            121,275                  -
             Decrease in officer loans paid in stock               -             28,929                  -
             Depreciation                                     15,597              6,203             24,421
             Loss on building reconveyance                         -                  -             83,600
             Assets conveyed to individuals as
               compensation                                        -                  -             21,092
         Changes in assets and liabilities
             (Increase) in deposits                                -              5,385             (5,385)
             (Increase) in prepaid expense                    (6,991)                 -                  -
             (Increase) in accounts receivable               (37,811)                 -                  -
             (Increase) in inventory                           4,500             (4,500)                 -
             (Increase) decrease in stock sales
                receivable                                         -                  -             30,023
             (Decrease) increase in accounts payable          51,241             46,561              8,382
             (Decrease) increase in accrued expenses         162,363                  -             (7,488)
             Increase (decrease) in franchise taxes                -               (905)               100
                                                         -----------        -----------       ------------

         Net Cash Flows used in Operating Activities        (403,703)          (254,251)           (42,121)
                                                         -----------        -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of equipment                               (32,537)           (11,831)            (7,850)
                                                         -----------        -----------       ------------

         Net Cash Flows used in Investing Activities         (32,537)           (11,831)            (7,850)
                                                         -----------        -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash receipts from sale of stock and capital
           contributions                                     333,000            311,800             21,000

         Increase in stockholder loans                        45,000                  -                  -
         Stockholder loan repayment                           12,340                  -                  -
         Stockholder loans                                      (624)            31,256              4,725
                                                         -----------        -----------       ------------

         Net Cash Flows from Financing Activities            389,716            343,056             25,725
                                                         -----------        -----------       ------------

   The accompanying notes are an integral part of these financial statements.

                            COMMERCIAL CONCEPTS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
          Years Ended February 29, 2000, and February 28, 1999 and 1998

                                                             2000               1999              1998
                                                         -----------        -----------       ------------
NET INCREASE (DECREASE) IN CASH                          $   (46,524)            76,974            (24,246)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              77,695                721             24,967
                                                         -----------        -----------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    31,171        $    77,695                721
                                                         ===========        ===========       ============

SUPPLEMENTAL INFORMATION:
CASH PAID FOR:
               Interest                                  $     5,510        $     2,630                  -
                                                         ===========        ===========       ============
               Income taxes                              $       100        $       100                100
                                                         ===========        ===========       ============

NON CASH TRANSACTIONS
         Shares issued to pay for services               $   384,564        $   116,150                  -
                                                         ===========        ===========       ============
         Shares conveyed to officers for loan
         repayments                                      $         -        $    28,929             21,092
                                                         ===========        ===========       ============
         Shares issued for software and documentation    $         -        $         -                100
                                                         ===========        ===========       ============
         Equipment purchased for debt                    $    25,570        $         -                  -
                                                         ===========        ===========       ============

    The accompanying notes are an integral part of these financial statements

                  AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION

Our report on our audits of the basic financial statements of Commercial Concepts, Inc. for February 29, 2000 and February 28, 1999 appears on page 2. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary Schedule of General and Administrative Expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic statements taken as a whole. The supplementary information of Commercial Concepts, Inc. as of February 28, 1998, was audited by other auditors whose report dated March 11, 1998, expressed an unqualified opinion on that supplementary information.




Salt Lake City, Utah
May 17, 2000

                            COMMERCIAL CONCEPTS INC.
                 Schedule of General and Administrative Expense
          Years Ended February 29, 2000, and February 28, 1999 and 1998

                                                            2000             1999              1998
                                                        -----------      -----------       -----------
Accounting                                              $    11,735            6,353             4,880
Bank Charges                                                  1,002            2,091               622
Taxes and licenses                                               14            1,798                 -
Consulting fees                                             387,857           16,090            26,211
Education and seminars                                            -                -                64
Postage and deliveries                                        3,314            1,058                 -
Salaries and wages                                                -          131,765                 -
Liability insurance                                             783                -                 -
Health insurance                                             22,664                -                 -
Investor relations                                            1,912                -             1,292
Janitorial                                                        -                -                 -
Laboratory supplies                                               -                -                 -
Legal                                                        53,641           57,862             5,700
Maintenance and repairs                                       3,288            3,385                81
Marketing                                                     5,214           40,999             5,000
Meals and entertainment                                       2,339                -                 -
Office lease                                                 27,786                -             1,340
Office supplies and expense                                   3,787            8,346                78
Rental equipment                                             11,648                -                 -
Subcontractors                                                    -                -                 -
Tools                                                         5,582            1,755               424
Telephone                                                    27,911           21,348               105
Travel                                                       52,148           24,751               594
Rent                                                              -           31,247                 -
Utilities                                                       394              859               250
Other Expenses                                                6,257           10,864                10
State franchise tax                                             100              100               100
                                                        -----------      -----------       -----------
     Total general and administrative expense           $   629,376      $   360,571            46,751
                                                        ===========      ===========       ===========

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1998



NOTE 1  -  SIGNIFICANT ACCOUNTING POLICIES

Business Operations The Company creates proprietary software platforms. From these platforms individual internet related database software products are developed. As each product completes beta testing the Company seeks a distribution partner to market and provide ongoing support for the product.

Development Stage Classification - Commercial Concepts, Inc. was incorporated in the state of Utah on March 1, 1984. Until February 28, 1998, the Company has been defined as a development stage company because it had not commenced planned principal operations and did not have operational revenues, but only sold its common stock to the public. In November 1997, the Company experienced a change in its Board of Directors and management. Under the new management the Company engaged in the purchasing of computer software products and in marketing and distributing them, and effective March 1, 1998, has been an operating company not subject to development stage company disclosures.

The Company has elected a February Fiscal year end for accounting and reporting purposes.

Provision for income taxes - No provision for income taxes has been made in the financial statements due to operating losses. The State of Utah franchise taxes have been included in operating expenses in the statements of operations. Income tax expense includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between income for financial reporting and income tax purposes. These differences result principally from depreciable assets where different methods of depreciation are used and the allowances for bad debt which is not deductible for income tax purposes.

Due to operating losses no provision for deferred income taxes has been made.

Inventories - Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of packaged software and related packaging supplies, for the period ending February 28, 1999.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment - The cost of equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes and on the MACRS method for income tax purposes.

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS

               FEBRUARY 29, 2000 AND FEBRUARY 28, 1999, CONTINUED

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities

NOTE 2  -  PUBLIC OFFERING OF COMMON STOCK

At inception, the Company offered and sold 1,000,000 shares of its authorized but unissued stock to the public. An offering price of $.10 per share was determined by the Company. There are no options or warrants outstanding to acquire the stock of the Company as of February 28, 1999.

In May 1996, the Company commenced a private offering of common stock pursuant to an exemption from registration under Regulation D of the Security and Exchange Commission. 92,050 shares were sold and a total of $460,205 in capital was raised.

Since inception the Company has privately sold for cash and exchanged common stock for services and property at various times.

NOTE 3  -  SOFTWARE DEVELOPMENT COSTS

The Company has capitalized the acquisition cost of Quick Fix 2000, a Y2K fix, but no other software costs have been capitalized. The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed, subsequent production expenses to bring the product to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers. No amortization of capitalized software costs has been included in the accompanying statements of operations.

NOTE  4  -  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses. In addition, the Company has used almost all of its working capital and has stockholders' deficits from inception, which raise substantial doubt as to the Company's ability to continue as a going concern.

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS

                FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 CONTINUED

NOTE 4 - GOING CONCERN (CONTINUED)

In view of these matters, continued existence of the Company is dependent upon its ability to develop working capital and to attract equity investment, in order to meet current and future creditors' demands and to attain future profitable operations. In order to develop additional working capital and attract continued equity investment the Company has reorganized management, formulated a new business plan, and developed and marketed new business products. Management believes that the actions presently being taken will provide the opportunity for the Company to continue as a going concern.

NOTE 5  -  INCOME TAXES

Deferred tax assets and deferred tax liability comprise the following at February 29, 2000 and February 28, 1999.

                                                            2000         1999
                                                            ----         ----
Deferred tax asset:
     Net operating loss carryforwards                   $  623,431      340,550

Deferred tax liability
     Excess tax depreciation                                     -            -
Net deferred tax benefit before allowance Valuation       (623,431)     340,550

Federal and state net deferred tax benefit              $        0            0
                                                        ==========      =======

For federal and state purposes the Company has unused not operating loss carry forwards to offset future taxable income which expire as follows:

                  Year Ending
                  February 28               Federal                State
                  -----------               ---------              -----
                      2001                 $  8,617                 1,364
                      2002                   14,355               249,924
                      2007                      548               221,790
                      2008                      115               457,099
                      2009                      123               831,904
                      2010                    3,863                     -
                      2011                    1,464                     -
                      2012                  250,024                     -
                      2013                  221,890                     -
                      2019                  457,199                     -
                      2020                  832,004                     -
                                            -------            ----------

                                         $1,790,202            $1,762,081
                                         ==========            ==========

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS

                FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 CONTINUED

NOTE 6 - NOTES PAYABLE
                                                                Long
                                                    Current     Term      Total

Note payable to individual, dated August 16,
1999, due February 12, 2000, with interest at
10% annually. Includes conversion option to
exchange for 100,000 shares of restricted
Company stock. Holders intends to exercise
conversion option.                                $ 15,000         -     15,000

Note payable to individual, dated August 16,
1999, due February 12, 2000, with interest at
10% annually. Terms include conversion option
to exchange 40,000 shares of Company stock.
Holder intends to exercise conversion option.       10,000         -     10,000


Note payable to individual, dated December 9,
1999, due December 9, 2000 at 10% interest
annually. Terms include option to convert
200,000 shares of Company stock.                    20,000         -     20,000

Obligations under capital leases                     4,514    17,432     21,946
                                                  --------    ------     ------
                                                  $ 49,514    17,432     66,946
                                                  ========    ======     ======

Long term debt at February 29, 2000 is scheduled to mature as follows:

               2001             49,514
               2002              4,514
               2003              4,514
               2004              4,514
               2005              3,890

NOTE 7  -  PURCHASE OF ADVICE PRODUCTIONS, INC.

On June 10, 1999, the Company acquired all the outstanding stock of Advice Productions, Inc. The acquisition has been accounted for as a purchase. The total purchase price was $200,000, paid in 1,000,000 shares of restricted Company common stock valued at $.20 per share. The Company received accounts receivable, equipment, and liabilities, but the purchase price exceeded the fair value of net assets received by $200,000, which excess will be recorded as goodwill in the financial statements. Simultaneous with the acquisition, the Company entered into a five year employment contract with the principal of the seller, which set forth, among other matters, the manner in which compensation will be computed, and also allowed for bonuses and profit sharing. Advice Productions, Inc. was previously operated as a sole proprietorship, but incorporated immediately prior to the acquisition, and therefore had no corporate operations to be combined with Company operations.

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS

                FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 CONTINUED

NOTE 7  -  PURCHASE OF ADVICE PRODUCTIONS, INC. (CONTINUED)

Effective February 29, 2000 the Company dissolved Advice Productions. The Company entered into a Settlement and General Release with the prior owner of Advice Productions, which, among other matters, dissolved any employment relationship between the parties. The Settlement and General Release provided for a recapture by the Company of 600,000 shares of restricted Company common stock valued at $.20 per share. Of the $200,000 goodwill recorded by the Company as a result of the original acquisition of Advice Productions, $80,000 was expensed in the period ending February 29, 2000. The remaining $120,000 of goodwill was reversed to record the recapture and retirement by the Company of 600,000 Shares of restricted common stock.

NOTE 8- SUBSEQUENT EVENTS

Effective March 1, 1999, the Company accepted the resignations of Wilfred R. Blum as President, David Welcker as Vice President, and Albert E.S. Fretz as Vice President. The Board of Directors appointed George Richards as the new President, and appointed Wilfred. S. Blum as Secretary Treasurer. On September 14, 1999, the Board accepted the resignation of Wilfred R. Blum as Secretary Treasurer, and appointed V. Kelly Randal as Secretary Treasurer. Wilfred R. Blum will continue as a member of the Board of Directors.

Effecive October 12, 1999, V. Kelly Randall resigned as Secretary Treasurer. On October 12, 1999 the Board of Directors appointed Scott Adamson as Secretary Treasurer. On February 15, 2000 the Board of Directors appointed Karl Hansen Chief Financial Officer of the Company, a member of the Board of Directors and Secretary Treasurer of the Company, following the resignation of Scott Adamson from that position on the same day.

Effective February 29, 2000 Larry Rogers resigned from the Board of Directors. The vacancy created by Roger's resignation was filled April 18, 2000 with the appointment of Lee Kunz to the Board of Directors.

NOTE 9  - RELATED PARTY TRANSACTIONS

The Company has transactions with certain stockholders and officers who receive compensation paid in the form of wages, royalties, consulting fees, and Company stock.

On August 9, 1999, the Company issued 1,398,000 shares of restricted Company common stock for services to an officer, valued at $.06 per share, for a total of $83.880.

On September 15, 1999 the Company issued 4,000,000 shares of restricted Company common stock for services to two officers, valued at $.03 per share, for a total of $122,000.

On December 23, 1999 the Company issued 271,250 shares of restricted Company common stock for services to two officers, valued at $.08 per share for a total of $21,700.

The Company paid an officer a royalty fee of $6,750 for the year ended February 28, 1999.

On January 25, 1999, the Company issued 2,000,000 shares of restricted common stock to an officer valued at $.06 per share, for a total amount of $120,000. $96,000 was recorded as services for the year ended February 28, 1999, and $24,000 was a repayment for previous cash advances to the Company. As of February 28, 1999, the officer owed the Company $12,340. No note has been executed for this advance. Company management expects this will be repaid in the following fiscal year.

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS

                FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 CONTINUED

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

On February 3, 1999, the Company issued 50,000 shares of restricted common stock to a Company officer valued at $.20 per share, for a total amount of $10,000, which was recorded as services for the year ended February 28, 1999.

On November 25 and December 2, 1998, the Company issued a total of 234,100 shares of restricted common stock valued at $.22 per share to repay previous net unpaid cash advances to the Company of $51,500, from a former Company officer.

NOTE 10 - LEASE COMMITMENTS

As of February 29, 2000, the Company leased office space and certain equipment under various noncancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases are as follows:

                                                      Operating       Capital
                                                        Leases         Leases
                                                        ------         ------

       2000   ...................................     $  73,713      $  8,064
       2002   ...................................        76,656         8,064
       2003   ...................................        79,716         8,064
       2004   ...................................        82,908         8,064
                                                     ----------
       2005   ...................................             -         6,362
                                                                    ---------
       Total minimum lease payments                    $312,993        38,618
                                                       ========
       Less amount representing interest                               16,672
                                                                       ------
       Present value of net minimum lease payments                     21,946

       Less current portion                                             4,514
                                                                    ---------
           Total                                                    $  17,432
                                                                    =========

As of February 29, 2000, the Company has equipment purchased under noncancelable capital leases with a cost of $22,570 and accumulated amortization of $1,042.

As of February 28, 1998, the Company leased office space for $2,885 per month for 12 months and had an option to purchase the leased space for $225,000 with a down payment of $22,500. The Company has since moved from this office space, and the purchase option as of February 28, 1998, has expired.

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS

                FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 CONTINUED

NOTE 11  -  LITIGATION SETTLEMENT

The Company was a defendant in litigation wherein the plaintiff sought rescission and monetary damages in connection with the purchase of 50,000 shares of company common stock directly from a former officer of the Company. Without authorization from the Board of Directors, the former officer made certain promises and incurred certain obligations in connection with the stock sale, which the Company subsequently determined it could not legally fulfill.

On December 21, 1999, this lawsuit was mutually settled and dismissed. All parties have waived all claims, liabilities and demands. As a part of the settlement, the Company has agreed to issue 360,000 shares of restricted common stock to the plaintiff.