Form 10QSB
period 2000-03-31
COMMERCIAL CONCEPTS INC
filed 2000-07-13
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the quarterly period ended May 31, 2000


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from_________________to_________________

                         Commission file number 0-28891


                            Commercial Concepts, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


            Utah                                         87-0409620
            ----                                         ----------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)




             324 South 400 West Suite B, Salt Lake City, Utah 84101
             ------------------------------------------------------
                    (Address of principal executive offices)

                                ( 801 ) 328-0540
                              ---------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,691,064


Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [x]

                            COMMERCIAL CONCEPTS, INC.

                 FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                            -------------------------

                            COMMERCIAL CONCEPTS, INC.
                                 BALANCE SHEETS
                              May 31, 2000 and 1999

                             ASSETS                                     2000             1999
                                                                  --------------   --------------
CURRENT ASSETS
     Cash in bank                                                 $        6,521              312

     Accounts receivable                                                  15,425           97,055
     Note receivable                                                     369,500                -
     Inventory                                                                 -            4,500
     Prepaid expenses                                                     10,004            9,634
                                                                  --------------   --------------
       Total current assets                                              401,450          111,501

EQUIPMENT
     Equipment                                                            96,930           66,095
     Less: accumulated depreciation                                      (28,316)         (10,613)
        Property and equipment, net                                       68,614           55,482
                                                                  --------------   --------------

OTHER ASSETS
     Investment in software development                                  231,997                -
     Software marketing rights                                               100              100
                                                                  --------------   --------------

TOTAL ASSETS                                                      $      702,161          167,083
                                                                  ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $      259,644           18,205
     Advances payable                                                      1,850           18,000
     Short term debt                                                      28,513                -
                                                                  --------------   --------------
       Total Current Liabilities                                         290,007           36,205

LONG TERM DEBT                                                            16,303                -

STOCKHOLDERS EQUITY
     Common Stock, $.001 par value, 50,000,000 shares
        authorized, 26,691,064 and 12,671,420 shares
        issued and outstanding, respectively                              26,746           12,671
     Stock subscriptions receivable                                     (260,923)        (120,000)
     Additional paid-in capital                                        2,973,593        1,565,203
     Accumulated Deficit                                              (2,343,565)      (1,326,996)
                                                                  --------------   --------------

       Total Stockholders' Equity                                        395,851          130,878
                                                                  --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      702,161          167,083
                                                                  ==============   ==============

                            See accompanying notes.

                            COMMERCIAL CONCEPTS, INC.
                            STATEMENTS OF OPERATIONS
                    Three Months Ended May 31, 2000 and 1999

                                                                       2000              1999
                                                                  --------------   --------------

REVENUES:
Sales                                                             $       18,207           55,709
Less cost of goods sold                                                   (4,558)         (11,708)
                                                                  --------------   --------------
Gross Profit                                                              13,649           44,001

EXPENSES
      General and Administrative Expenses                                196,135          177,520
      Services provided for common stock                                 153,298           19,158
      Depreciation                                                         5,506            3,400
                                                                  --------------   --------------
      Total Expenses                                                     354,939          200,078
                                                                  --------------   --------------

NET LOSS FROM OPERATIONS                                                (341,290)        (156,077)
                                                                  --------------   --------------
OTHER INCOME (EXPENSE)
      Interest                                                               512                -
                                                                  --------------   --------------
NET LOSS                                                          $     (340,778)        (156,077)
                                                                  ==============   ==============


NET LOSS PER SHARE                                                $         (.01)            (.01)
                                                                  ==============   ==============

                             See accompanying notes.

                            COMMERCIAL CONCEPTS, INC.
                            STATEMENTS OF CASH FLOWS
                    Three Months Ended May 31, 2000 and 1999

                                                                       2000             1999
                                                                  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net (loss) from current operations                        $     (340,778)        (156,077)
        Items not requiring current cash flows:
          Services paid in stock                                         153,298           19,158
          Depreciation                                                     5,506            3,400
        Changes in assets and liabilities:
          (Increase) decrease in prepaid expenses                         (3,013)          (9,634)
          (Increase) decrease in accounts receivable                      22,386          (44,912)
          (Decrease) increase in accounts payable                        (17,982)         (40,650)
          (Decrease) increase in accrued expenses                          8,500            3,194
          Increase (decrease) in advances                                  1,850          (31,000)
                                                                  --------------   --------------

          Net Cash Flows used in Operating Activities                   (170,233)        (256,521)

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase in investment in software development                 (73,997)               -
          Purchase of equipment                                           (3,790)         (28,062)
                                                                  --------------   --------------

          Net Cash flows used in Investing Activities                    (77,787)         (28,062)
                                                                  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Cash proceeds from sale of stock                               220,500          198,000
          Stockholder loans, net                                           2,870            9,200
                                                                  --------------   --------------
          Net Cash Flows from Financing Activities                       223,370          207,200
                                                                  --------------   --------------

NET INCREASE (DECREASE) IN CASH                                          (24,650)         (73,383)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                31,171           77,695
                                                                  --------------   --------------
CASH AND EQUIVALENTS AT END OF PERIOD                             $        6,521              312
                                                                 ===============   ==============

SUPPLEMENTAL INFORMATION:
CASH PAID DURING THE YEAR FOR INTEREST                           $         7,693                -
                                                                 ===============   ==============
NON CASH TRANSACTIONS
          Shares issued for services and software
          development                                            $       153,298           19,156
                                                                 ===============   ==============

                             See accompanying notes.

                            COMMERCIAL CONCEPTS, INC.
                Schedules of General and Administrative Expenses
                    Three Months Ended May 31, 2000 and 1999

                                                                      2000              1999
                                                                  --------------   --------------
Accounting                                                        $        4,000   $            -
Taxes and licenses                                                           535               20
Consulting fees                                                           23,500           90,281
Postage and deliveries                                                       209            1,583
Salaries and wages                                                        98,268           24,114
Insurance                                                                  6,921            2,777
Investor relations                                                         3,723              577
Legal                                                                      7,828            5,186
Maintenance and repairs                                                    1,493              515
Marketing                                                                  1,750              200
Meals and entertainment                                                      605              151
Office Supplies                                                            4,133            2,138
Rental equipment                                                             424                -
Tools                                                                      2,557            1,937
Telephone                                                                  3,889            7,881
Travel                                                                     5,764           37,633
Rent                                                                      16,028            2,310
Utilities                                                                    219              138
Other Expenses                                                            14,289               79
                                                                  --------------   --------------

      Total general and administrative expenses                   $      196,135   $      177,520
                                                                  ==============   ==============

                             See accompanying notes.

                        COMMERCIAL CONCEPTS, INC
                          NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDING MAY 31, 2000 AND 1999


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

                            COMMERCIAL CONCEPTS, INC
                          NOTES TO FINANCIAL STATEMENTS
               THREE MONTHS ENDED MAY 31, 2000 AND 1999, CONTINUED

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

Since inception the Company has privately sold for cash and exchanged common stock for services and property at various times. A private sale of restricted common stock issued in April, 2000 included 500,000 two-year warrants to purchase common shares of the Company at a price of $0.50 in the first year and $0.75 in the second year. There are no other options or warrants outstanding to acquire the stock of the Company as of May 31, 2000.

NOTE 3  -  SOFTWARE DEVELOPMENT COSTS

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

At the end of February 2000, two of the Company's products had completed their research and development stages. Market beta testing for both products commenced in March 2000. For the three months ended May 31, expenses incurred in market testing and development of these products totaling $231,997 were capitalized.

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

                            COMMERCIAL CONCEPTS, INC
                          NOTES TO FINANCIAL STATEMENTS
               THREE MONTHS ENDED MAY 31, 2000 AND 1999 CONTINUED

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

NOTE 5  -  INCOME TAXES

Deferred tax assets and deferred tax liability comprise the following at February 29, 2000 and February 28, 1999.

                                                              2000         1999
                                                              ----         ----
Deferred tax asset:
     Net operating loss carryforwards                 $   623,431       340,550

Deferred tax liability
     Excess tax depreciation                                    -             -
Net deferred tax benefit before allowance Valuation      (623,431)      340,550


Federal and state net deferred tax benefit            $         0             0
                                                      ===========    ==========

For federal and state purposes the Company has unused not operating loss carry forwards to offset future taxable income which expire as follows:

                  Year Ending
                  February 28               Federal              State
                  -----------               -------              -----
                      2001                 $  8,617              1,364
                      2002                   14,355            249,924
                      2007                      548            221,790
                      2008                      115            457,099
                      2009                      123            831,904
                      2010                    3,863                  -
                      2011                    1,464                  -
                      2012                  250,024                  -
                      2013                  221,890                  -
                      2019                  457,199                  -
                      2020                  832,004                  -
                                           --------         ----------
                                         $1,790,202         $1,762,081
                                         ==========         ==========

                            COMMERCIAL CONCEPTS, INC
                          NOTES TO FINANCIAL STATEMENTS
               THREE MONTHS ENDED MAY 29, 2000 AND 1999 CONTINUED

NOTE 6 - NOTES RECEIVABLE

Effective March 2000 the Company entered into a subscription agreement with an investor for the purchase by the investor of 1,008,434 restricted common shares. As payment for the shares the Company accepted a note receivable due August 31, 2000 for $550,000. At May 31 $180,500 in cash had been received by the Company. The share certificates will be issued after payment for the balance of the note is received.

NOTE 7 -  NOTES PAYABLE
                                                          Long
                                             Current      Term       Total
                                             -------      ----       -----
Loan payable to individual shareholder       $ 3,999                 3,999
at no interest, due March 15, 2001



Note   payable  to   individual,   dated
December 9, 1999,  due  December 9, 2000
at 10%  interest  annually.  The note is
convertible to 200,000 shares of Company
stock.                                       20,000           -     20,000

Obligations under capital leases              4,514      16,303     20,817
                                            -------      ------     ------
                                            $28,513      16,303     44,816
                                            =======      ======     ======

Term debt at May 31, 2000 is scheduled to mature as follows (Fiscal Year):

                    2001      27,384
                    2002       4,514
                    2003       4,514
                    2004       4,514
                    2005       3,890

NOTE 8  -  PURCHASE OF ADVICE PRODUCTIONS, INC.

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

                            COMMERCIAL CONCEPTS, INC
                          NOTES TO FINANCIAL STATEMENTS
               THREE MONTHS ENDED MAY 31, 2000 AND 1999 CONTINUED

NOTE 8  -  PURCHASE OF ADVICE PRODUCTIONS, INC. (CONTINUED)

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

NOTE 9- SUBSEQUENT EVENTS

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

Effective October 12, 1999, V. Kelly Randall resigned as Secretary Treasurer. On October 12, 1999 the Board of Directors appointed Scott Adamson as Secretary Treasurer. On February 15, 2000 the Board of Directors appointed Karl Hansen Chief Financial Officer of the Company, a member of the Board of Directors and Secretary Treasurer of the Company, following the resignation of Scott Adamson from that position on the same day.

Effective February 29, 2000 Larry Rogers resigned from the Board of Directors. The vacancy created by Roger's resignation was filled April 18, 2000 with the appointment of Lee Kunz to the Board of Directors.

NOTE 10  - RELATED PARTY TRANSACTIONS

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

On January 25, 1999, the Company issued 2,000,000 shares of restricted common stock to an officer valued at $.06 per share, for a total amount of $120,000. $96,000 was recorded as services for the year ended February 28, 1999, and $24,000 was a repayment for previous cash advances to the Company. As of February 28, 1999, the officer owed the Company $12,340. No note has been executed for this advance. The advance was repaid in the following fiscal year.

On February 3, 1999, the Company issued 50,000 shares of restricted common stock to a Company officer valued at $.20 per share, for a total amount of $10,000, which was recorded as services for the year ended February 28, 1999.

                            COMMERCIAL CONCEPTS, INC
                          NOTES TO FINANCIAL STATEMENTS
               THREE MONTHS ENDED MAY 31, 2000 AND 1999 CONTINUED

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

On May 5, 1999, the Company issued 2,000,000 shares of common stock to Richards & Associates, Inc., a Utah corporation, of which the current President and Chief Executive Officer and President, George Richards, Jr., is the sole shareholder, in consideration of an oral agreement to pay the Company $200,000. The obligation is not payable until the shares are sold and no interest accrues on the obligation.

On August 9, 1999, the Company issued 1,398,000 shares of restricted Company common stock for services to an officer, valued at $.06 per share, for a total of $83,880.

On September 15, 1999 the Company issued 4,000,000 shares of restricted Company common stock for services to two officers, valued at $.03 per share, for a total of $122,000.

On December 23, 1999 the Company issued 271,250 shares of restricted Company common stock for services to two officers, valued at $.08 per share for a total of $21,700.

On December 23, 1999 the Company issued 500,000 shares of restricted Company common stock as a signing bonus to an officer, valued at $.08 per share for a total of $40,000.

On May 31, 2000 the Company issued 500,000 shares of restricted Company common stock for services to an officer, valued at $.20 per share for a total of $100,000.

NOTE 11 - LEASE COMMITMENTS

As of May 31, 2000, the Company leased office space and certain equipment under various noncancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases are as follows:

                                                       Operating       Capital
                                                         Leases        Leases
                                                         ------        ------

        2001   ...................................     $  55,285     $  6,048
        2002   ...................................        76,656        8,064
        2003   ...................................        79,716        8,064
        2004   ...................................        82,908        8,064
                                                       ---------
        2005   ...................................             -        6,362
                                                                     --------
        Total minimum lease payments                   $ 294,565       36,602
                                                       =========
        Less amount representing interest                              15,785
                                                                       ------
        Present value of net minimum lease payments                    20,817

        Less current portion                                            4,514
                                                                       ------
            Total                                                     $16,303
                                                                      =======

As of May 31, 2000, the Company has equipment purchased under non-cancelable capital leases with a cost of $22,570 and accumulated amortization of $2,923.

                            COMMERCIAL CONCEPTS, INC
                          NOTES TO FINANCIAL STATEMENTS
               THREE MONTHS ENDED MAY 31, 2000 AND 1999 CONTINUED

NOTE 11 - LEASE COMMITMENTS, CONT.

As of February 28, 1998, the Company leased office space for $2,885 per month for 12 months and had an option to purchase the leased space for $225,000 with a down payment of $22,500. The Company has since moved from this office space, and the purchase option as of February 28, 1998, has expired.

NOTE 12  -  LITIGATION SETTLEMENT

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

                       MANAGEMENT DISCUSSION AND ANALYSIS

         Sales deceased by $37,503 to $18,207 for the three months ended May 31, 2000 from $55,709 for the three months ended May 31, 1999. The decrease was the result of the Company's decision to concentrate activity on the development and testing of new products instead of customizing software and computer products for clients.

         Marketing and selling expenses increased by $1,550 to $1,750 for the three months ended May 31, 2000 from $200 for the comparable period in 1999. The marketing expenditures in the most recent quarter are low due to lack of commissionable sales. In the comparable period in 1999 the Company had not yet commenced significant marketing efforts for its Quick Fixx 2000 software. The Company expects its marketing and selling expenses to increase in future periods as it acquires or develops additional technology products and services.

         Salaries and wages increased by $74,154 to $98,268 in the three months ended May 31, 2000 from $24,114 in the comparable period in 1999. This increase was largely offset by a $66,781 decline in consulting fees between the periods, from $90,281 to $23,500. Over the last twelve months the Company moved to replace consulting expenditures with employee salaries. Remaining general and administrative expenses other than marketing, salaries and consulting fees increased by $9,692 or 16% to $72,617 for the three months ended May 31, 2000 from $62,295 for the comparable period in 1999. The increase reflects the Company's increased levels of activity related to its product development program.

         The Company's expenditures for services paid for with restricted common stock increased $134,140 to $153,298 for the three months ended may 31, 2000 compared to $19,158 for the comparable period in 1999. These expenditures using restricted common stock recognized the efforts of certain Company programmers and management in the development of Company products and systems.

         The Company capitalized $231,997 in product development expenditures in the three months ended May 31, 2000. Two of the Company's proprietary software products were in active beta testing throughout the three-month period, as a final step before commercial release. In accordance with Generally Accepted Accounting Principles, all costs related to this testing period have been capitalized. There were no product development expenditures capitalized in the comparable period for 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2000, the Company had cash and other current assets of $401,450 compared to cash and other current assets of $111,501 at May 31, 1999. The increase of $289,949 results primarily from various private placements of the Company's common stock.

         The Company borrowed $15,000 from an individual and an additional $10,000 from a second individual, neither of which are shareholders of the Corporation, in August of 1999, pursuant to promissory notes, at the rate of 10% per annum with each note being respectively due and payable on February 12, 2000 and February 16, 2000. Both promissory notes remained outstanding at year-end and both were converted into restricted common shares of the Company in April of 2000.

         During the three months ended May 31, 2000, the Company generated $650,000 from the sale of 1,508,434 restricted common shares. Of this amount $220,500 was received as cash with the remainder as notes or subscriptions receivable. The Company issued 1,999,000 shares of restricted common stock in lieu of cash for various services through the three months ending May 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.

/s/ George E. Richards                        7/11/00
---------------------------------           -------------
George E. Richards, President                   Date

/s/ Scott Adamson                              7/11/00
---------------------------------            -------------
Scott Adamson, Executive Vice-President          Date

/s/ Karl A. Hansen                             7/11/00
---------------------------------           -------------
Karl A. Hansen, Chief Financial Officer          Date