Form 10QSB
period 2000-08-31
COMMERCIAL CONCEPTS INC
filed 2000-10-13
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the quarterly period ended August 31, 2000


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



                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,735,988


Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [x]

                            Financial Statements and
                           Supplementary Information

                           Commercial Concepts, Inc.



                  As of August 31, 2000 and February 29, 2000
         and for the three and six months ended August 31, 2000 and 1999
                        With Accountants' Review Report

                           Commercial Concepts, Inc.


                            Financial Statements and
                           Supplementary Information

            As of August 31, 2000 and February 29, 2000 and for the
              Three and Six Months Ended August 31, 2000 and 1999

                                    Contents

Accountants' Review Report.................................................  4

Financial Statements:

     Balance Sheets as of August 31, 2000 and February 29, 2000............  5
     Statements of Operations for the three and six months ended
      August 31, 2000 and 1999.............................................  6
     Statements of Cash Flows for the six months ended August 31, 2000 and 1999.............................................................  7
     Statement of Stockholders' Equity for the six months ended
      August 31, 2000......................................................  8
     Schedules of General and Administrative Expenses for the three and six months ended August 31, 2000 and 1999............................  9
     Notes to Reviewed Financial Statements................................ 10

                           Accountants' Review Report

Board of Directors
Commercial Concepts, Inc.
Salt Lake City,  Utah

We have reviewed the accompanying balance sheet of Commercial Concepts, Inc. as of August 31, 2000 and the related statements of operations for the three and six months ended August 31, 2000 and 1999 and statements of cash flows for the six months ended August 31, 2000 and 1999 and statement of stockholders' equity for the six months ended August 31, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Concepts, Inc. The balance sheet of the Company as of February 29, 2000 was audited by other auditors whose report dated May 17, 2000 expressed an unqualified opinion on those statements and included an explanatory paragraph concerning the Company's ability to continue as a going concern.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made primarily for the purpose of expressing limited assurance that there are no material modifications that should be made to the basic financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information contained in the schedules of general and administrative expenses for the three and six months ended August 31, 2000 and 1999 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the inquiry and analytical procedures applied in our review of the basic financial statements, and we are not aware of any material modifications that should be made to the information.

/s/ CHRISTENSEN & DUNCAN CPA's LC

CHRISTENSEN & DUNCAN CPA's LC
October 10, 2000

                                   COMMERCIAL CONCEPTS, INC.
                                           BALANCE SHEETS
                               August 31, 2000 and February 29, 2000


                                                                August 31,        February 29,
ASSETS                                                             2000               2000
                                                                   ----               ----
CURRENT ASSETS
  Cash in bank                                                  $     12,589            31,171
  Accounts receivable                                                 19,179            37,811
  Inventory                                                                -                 -
  Prepaid expenses                                                    13,155             6,991
                                                                ------------      ------------
    Total current assets                                              44,923            75,973

PROPERTY AND EQUIPMENT
  Property and equipment                                              98,890            93,140
  Less: accumulated depreciation                                     (33,876)          (22,810)
                                                                ------------      ------------
    Property and equipment, net                                       65,014            70,330
                                                                ------------      ------------

OTHER ASSETS
  Investment in software development                                 401,267               100
  Deferred tax asset                                                 311,715                 -
                                                                ------------      ------------

TOTAL ASSETS                                                    $    822,919           146,403

      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                              $    282,097           106,902
  Accrued expenses                                                         -           162,363
  Short term debt                                                    101,501            49,514
                                                                ------------      ------------
    Total Current Liabilities                                        383,598           318,779

LONG TERM DEBT                                                       266,526            17,432

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 50,000,000
    shares authorized, 26,735,988 and 23,683,630
    shares issued and outstanding, respectively                       26,736            23,683
  Due from shareholders for sale of company stock                   (205,922)         (225,922)
  Additional paid-in capital                                       2,686,197         2,015,357
  Accumulated deficit                                             (2,334,216)       (2,002,926)
                                                                ------------      ------------
    Total Stockholders' Equity                                       172,795          (189,808)
                                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    822,919           146,403
                                                                ============      ============

             See accompanying notes and accountants' review report

                                          COMMERCIAL CONCEPTS, INC.
                                           STATEMENTS OF OPERATIONS
                                Three and Six Months Ended August 31, 2000 and 1999


                                                 Three months ended                              Six months ended
                                                     August 31,                                      August 31,
                                              2000                 1999                      2000               1999
                                              ----                 ----                      ----               ----
REVENUES:
  Sales                                   $    20,194               46,781                    38,401           102,490
  Less cost of goods sold                       5,703               24,236                    10,161            35,945
                                          -----------          -----------               -----------       -----------
  Gross Profit                                 14,491               22,545                    28,240            66,545

EXPENSES:
  General and Administrative Expenses         306,557              157,512                   289,949           285,296
  Services provided for common stock                -                  400                   363,393            69,292
  Depreciation                                  5,560                3,400                    11,065             6,800
  Interest                                      6,685                3,131                     9,434             3,131
                                          -----------          -----------               -----------       -----------
  Total Expenses                              318,802              164,443                   673,841           364,519

NET LOSS FROM OPERATIONS                     (304,311)            (141,898)                 (645,601)         (297,974)

OTHER INCOME:
  Interest                                        121                    -                       123                 -
  Other                                         1,963                  838                     2,473               838
                                          -----------          -----------               -----------       -----------

NET LOSS BEFORE INCOME TAXES              $  (302,227)            (141,060)                 (643,005)         (297,136)

BENEFIT FOR INCOME TAXES                  $   311,715                    -                   311,715                 -
                                          -----------          -----------               -----------       -----------

NET INCOME (LOSS)                         $     9,488             (141,060)                 (331,290)         (297,136)
                                          ===========          ===========               ===========       ===========
NET INCOME (LOSS) PER COMMON
SHARE:

Weighted Average Shares Outstanding:
  Basic                                    26,971,503           10,047,682                25,631,642        11,509,550
  Diluted                                  26,971,503           10,047,682                25,631,642        11,509,550

Net Income (Loss) per Common Share:
  Basic                                          .000                (.014)                    (.013)            (.026)
  Diluted                                        .000                (.014)                    (.013)            (.026)



             See accompanying notes and accountants' review report.

                              COMMERCIAL CONCEPTS, INC.
                              STATEMENTS OF CASH FLOWS

                    Six Months Ended August 31, 2000 and 1999


                                                          2000              1999
                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from current operations                     $   (331,290)        (297,136)
  Non cash items included in net income
    Services paid in stock                                  363,393           69,292
    Depreciation                                             11,066            6,800
    Income tax benefit from net operating loss
     carryforward                                          (311,715)               -

Changes in assets and liabilities:
  (Increase) in prepaid expenses                             (6,164)          (9,634)
  (Increase) decrease in accounts receivable                 18,632          (55,810)
  (Decrease) increase in accounts payable                     7,723           (4,816)
  Increase in accrued expenses                               47,898            3,194
  Increase in advances payable                                    -            8,020
                                                       ------------     ------------
  Net Cash Flows used in Operating Activities              (200,457)        (280,090)
                                                       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in investment in software development           (401,018)               -
  Purchase of equipment                                      (5,750)         (29,782)
  Increase in investments                                      (150)               -
                                                       ------------     ------------
  Net Cash Flows used in Investing Activities              (406,918)         (29,782)
                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from sale of stock                          310,500          198,000
  Stockholder loans, net                                     (2,555)          34,850
  Proceeds from loans                                       280,848                -
                                                       ------------     ------------
  Net Cash Flows from Financing Activities                  588,793          232,850
                                                       ------------     ------------
NET DECREASE IN CASH                                        (18,582)         (77,022)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                    31,171           77,695
                                                       ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     12,589              673
                                                       ============     ============
SUPPLEMENTAL INFORMATION:
CASH PAID DURING THE PERIOD FOR INTEREST               $      7,693            3,131
                                                       ============     ============
NON CASH TRANSACTIONS
  Shares issued  for services                          $    205,392           69,292
                                                       ============     ============

             See accompanying notes and accountants' review report.

                                       COMMERCIAL CONCEPTS, INC.
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                   Six Months Ended August 31, 2000

                                                                           Paid - In
                                                                          Capital in
                                               Common Stock                Excess of       Accumulated
                                           Shares          Amount          Par Value         Deficit
                                           ------          ------          ---------         -------
Balance, February 29, 2000               23,683,630      $   23,683        2,015,357       (2,002,926)

Issuance of common stock for services
at various dates                          2,152,358           2,153          361,240                -

Issuance of common stock for cash at
various dates                               900,000             900          309,600                -

Net loss for six months ended
August 31, 2000                                   -               -                -         (331,290)
                                         ----------      ----------        ---------       ----------
Balance August 31, 2000                  26,735,988      $   26,736        2,686,197       (2,334,216)
                                         ==========      ==========        =========       ==========

             See accompanying notes and accountants' review report.

                                 COMMERCIAL CONCEPTS, INC.
                     Schedules of General and Administrative Expenses
                    Three and Six Months Ended August 31, 2000 and 1999


                                                  Three months ended                    Six months ended
                                                        August 31,                         August 31,
                                                 2000                1999             2000             1999
                                                 ----                ----             ----             ----
Accounting                                  $     10,050               1,000           14,050             1,000
Taxes and licenses                                   474                  94            1,010               114
Consulting fees                                   14,598              69,957           38,098           110,505
Postage and deliveries                             1,255               1,363            1,464             2,946
Salaries and wages                               170,691              38,966           58,764            63,080
Insurance                                          5,334               5,744           12,263             8,521
Investor relations                                   528                 787            2,102             1,177
Legal                                             32,061              13,373           39,889            18,559
Maintenance and repairs                            2,654                  96            1,493               611
Marketing                                              -               3,341            1,750             3,541
Meals and entertainment                            5,290                   -            6,396               151
Office Supplies and expense                       20,804               2,662           27,087             4,986
Rental equipment                                       -               2,527            3,079             2,527
Tools and small equipment                          2,543                 362            5,099             2,298
Telephone                                          1,162               8,078            5,051            15,958
Travel                                               561               8,738            5,823            46,371
Rent                                               5,748                   -           21,776             2,310
Utilities                                              -                   -              219               138
Other Expenses                                    32,804                 424           44,436               503
                                            ------------         -----------     ------------      ------------
   Total General and  Administrative
   Expenses                                 $    306,557             157,512          289,949           285,296

             See accompanying notes and accountants' review report.

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  SIGNIFICANT ACCOUNTING POLICIES

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

Capitalization of Software Development Costs - The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed, subsequent production expenses to bring the product to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers.

Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

NOTE 2  -  SOFTWARE DEVELOPMENT COSTS
                                                    August 31,   February 29,
                                                      2000           1999
                                                      ----           ----
Balance, beginning of period                     $          -            -

Current period capitalized costs                      401,267    $     100
                                                 ------------    ---------
Net capitalized software development costs       $    401,267    $     100
                                                 ============    =========

No amortization of capitalized software costs have been provided for in the accompanying statements of operations because the software products are not available as yet for sale to customers.

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern

In order to develop additional working capital and attract continued equity investment the Company has reorganized management, formulated a new business plan, and developed and marketed new business products. On or about July 18, 2000, the company initiated a $6,500,000 equity line of credit with a private investment group (see Note 7). The equity line of credit will be formalized upon Securities and Exchange Commission acceptance of the Company's SB-2 registration statement. Management believes that the actions presently being taken will provide the opportunity for the Company to continue as a going concern.

NOTE 4 - INCOME TAXES

Summary of the provision for income taxes at August 31, 2000 is as follows:

                                                   August 31,
                                                      2000
                                                      ----
Deferred tax asset arising from:
  Net operating loss carryforwards                $   623,431

Less allowance valuation at 50%                      (311,716)
                                                  -----------
Federal and state net deferred tax benefit        $   311,715
                                                  ===========


For federal and state purposes the Company has unused net operating loss carry forwards to offset future taxable income which expire as follows:

                Year Ending
                February 28             Federal          State
                -----------             -------          -----
                    2001             $    8,617           1,364
                    2002                 14,355         249,924
                    2007                    548         221,790
                    2008                    115         457,099
                    2009                    123         831,904
                    2010                  3,863               -
                    2011                  1,464               -
                    2012                250,024               -
                    2013                221,890               -
                    2019                457,199               -
                    2020                832,004               -
                                     ----------       ---------
                                     $1,790,202       1,762,081
                                     ==========       =========

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE                                    Long
                                          Current         Term           Total


Demand note payable due
shareholder, at 15% annually. No
repayment terms have been
established. No note has been
executed for this loan.                 $  3,999           -            3,999

Demand note payable to individual
dated June 15, 2000 at 10%
interest annually, due December
15, 2000                                  42,988           -           42,988

Note payable due shareholder,
dated June 22, 2000, due December
22, 2000 at 15% interest annually         20,000           -           20,000

Note payable due shareholder,
dated August 28, 2000, due August
28, 2001, at 15% interest
annually                                  10,000           -           10,000

Note payable to individual, dated
June 22, 2000, due December 22,
2000 at 10% interest annually.
Terms include option to convert
into 200,000 shares of Company
stock at $.10 per share.                  20,000           -           20,000

Convertible note payable (see
Note 7)                                      -           251,769      251,769

Obligations under capital leases
(see Note 9)                               4,514          14,757       19,271
                                     -----------     -----------  -----------
                                     $   101,501         266,526      368,027
                                     ===========     ===========  ===========

Long term debt at August 31, 2000 is
scheduled to mature as follows:

          2001                     101,301
          2002                       4,514
          2003                     256,463
          2004                       4,514
          2005                       1,235
                                 ---------
          Total                    368,027
                                 ---------

NOTE 6 - LOANS RECEIVABLE FROM SHAREHOLDERS FOR SALE OF COMPANY STOCK

The following summarizes receivable amounts due to the company for sale of company stock:

         2,000,000 shares issued May 5, 1999 to a company
         officer valued at $.06 per share                     $  120,000

         1,598,000 shares issued August 9, 1999 to a company
         officer, valued at $.06 per share. Remaining
         balance due                                              80,880

         42,000 shares issued August 9, 1999 to a
         shareholder valued at par value of stock                     42

         400,000 shares issued May 31, 2000 to a
         shareholder, valued at $.5288 per share. Remaining
         Balance due                                               5,000
                                                              ----------
                                                              $  205,922
                                                              ==========

                            COMMERCIAL CONCEPTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - CONVERTIBLE NOTES PAYABLE

On or about July 18, 2000 Commercial Concepts, Inc. issued to a private investment group a $250,000, 6% convertible note due July 20, 2003. The note is convertible into common shares of the Company based upon the three lowest closing prices for the Company during the thirty trading days prior to the date of the note, or the three lowest closing prices during the sixty trading days prior to the conversion date. The Company retains a redemption clause in the note that allows the Company to repurchase the note upon payment of 130% of the note's face value, plus accrued interest. In addition, 850,000 five-year warrants were issued for shares of the Company's common stock at an exercise price of $0.4375, which approximates the fair market value of the Company's common stock. This convertible note is part of a $6,500,000 equity line of credit (see Note 3). The entire line will become available to the Company upon successful registration by the Company of an SB-2 filing with the Securities and Exchange Commission. An additional $250,000 convertible note became available to the Company upon filing of the SB-2 documents on September 14, 2000. An additional 850,000 five year warrants were also issued for shares of the Company's common stock at an exercise price of $.1925.

NOTE 8 - RELATED PARTY TRANSACTIONS

On or about April 18, 2000 L&B Charitable Trust purchased 500,000 restricted common shares of the Company for $100,000. The purchase price also included two-year warrants to purchase an additional 500,000 common shares of the Company at an exercise price of $0.50 in the first year and $0.75 in the second year.

On May 31, 2000, the company issued 500,000 restricted shares of company stock to an officer of the Company for services, valued at $.20 per share, for a total of $100,000.

On August 16, 2000, the Company issued a total of 97,306 restricted shares of company stock to three officers of the company for services, valued at $ .281 per share for a total of $27,343.

NOTE 9 - LEASE COMMITMENTS

As of August 31, 2000, the Company leased office space and certain equipment under various noncancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases are as follows:

                                                        Operating     Capital
                                                          Leases       Leases
                                                          ------       ------

         2001    .............                          $   74,451  $  8,064
         2002    .............                              77,421     8,064
         2003    .............                              80,514     8,064
         2004    .............                              62,181     8,064
         2005    .............                                   -     2,181
                                                        ----------  --------
         Total minimum lease payments                   $  294,567    34,437
                                                        ==========
         Less amount representing interest                            15,166
                                                                      ------
         Present value of net minimum lease payments                  19,271

         Less current portion                                          4,514
                                                                      ------
             Total                                                  $ 14,757
                                                                    ========

As of August 31, 2000, the Company has equipment purchased under noncancelable capital leases with a cost of $22,570 and accumulated amortization of $3,300.

                       Management Discussion and Analysis

         Sales decreased by $26,587 to $20,194 for the three months ended August 31, 2000 from $46,781 for the three months ended August 31, 1999, and decreased by $64,089 to $38,401 for the six months ended August 31, 2000 from $102,490 for the six months ended August 31, 1999. The decrease in respective sales is the result of the Company's decision to concentrate activity on the development and testing of new products instead of customizing software and computer products for clients.

         Salaries and wages increased $153,785 to $216,865 for the six month period ended August 31, 2000 from $63,080 for the six month period ended August 31, 1999. The increase was partially offset by a decrease of $72,407 in consulting fees for the six months ended August 31, 2000 versus the comparable period in 1999. During the first six months of this fiscal year certain employees were moved from consultant status to full-time employment with Commercial Concepts. In addition, additional employees were hired to accommodate increased demands for software development and preparations for market introduction of the Company's products.

         Legal expenses increased $21,330 to $39,889 for the six months ended August 31, 2000 from $18,559 for the six months ended August 31, 1999. The increase resulted primarily from the Company's successful acquisition of a $6.5 million equity line of credit, as well as the preparation and filing of a SB-2 registration statement with the Securities and Exchange Commission. Other Expenses increased $43,933 to $44,436 for the six months ended August 31, 2000 from $503 for the comparable period in 1999. The increase was primarily due to the Company's acquisition of a $6.5 million equity line of credit, and includes various non-legal fees and expenses directly related to the financing process.

         The Company's expenditures for services paid for with restricted common stock increased $136,100 to $205,392 for the six months ended August 31, 2000 from $69,292 for the six months ended August 31, 1999. These expenditures using restricted common stock recognized the efforts of certain Company programmers and management in the development of Company products and systems.

         The Company capitalized $401,267 in product development expenditures in the six months ended August 31, 2000. Two of the Company's proprietary software products were in active beta testing throughout this period as a final step before commercial release. In accordance with Generally Accepted Accounting Principles, all costs related to this testing period have been capitalized. There were no product development expenditures capitalized in the comparable period for 1999.

                         Liquidity and Capital Resources

         At August 31, 2000, the Company had cash and other current assets of $44,923 compared to cash and other current assets of $70,617 at August 31, 1999. The decrease of

$25,694 results primarily from the revaluation by the Company of certain outstanding receivables. During the previous twelve months the Company's expenditures and cash requirements were met using a combination of sales, equity placements and debt.

         The Company borrowed $15,000 from an individual and an additional $10,000 from a second individual, neither of which are shareholders of the Corporation, in August of 1999, pursuant to promissory notes, at the rate of 10% per annum with each note being respectively due and payable on February 12, 2000 and February 16, 2000. Both promissory notes remained outstanding at year-end and both were converted into restricted common shares of the Company in April of 2000. During the six months ended August 31, 2000, the Company borrowed a total of $96,987 from various individuals, some of which are shareholders of the Corporation, at interest rates from 10% to 15% per annum. The various loan details are explained at Note 5 of the Company's financial statements.

         In July, 2000, the Company completed negotiations with a private investment group for a $6.5 million equity line of credit. The execution of the line of credit is dependent upon an approval by the Securities and Exchange Commission of a SB-2 registration statement. The SB-2 registration was duly prepared by the Corporation and filed with the Securities and Exchange Commission in September 2000. On or about July 18, 2000, a $250,000, 6% convertible note due July 20, 2003 was issued by the Corporation to the above-mentioned private investment group. In addition, 850,000 five-year warrants were issued for shares of the Company's common stock at a price not to exceed $0.4375. The funds received by the Company from the convertible note are a part of the $6.5 million equity line of credit and helped meet the working capital requirements of the Company prior to filing of the SB-2 registration statement.

         During the six months ended August 31, 2000, the Company generated $310,500 from the sale of 900,000 restricted common shares. Of this amount, $305,500 was received as cash with the remainder as notes or subscriptions receivable. The Company issued 2,152,358 shares of restricted common stock in lieu of cash for various services through the six months ending August 31, 2000.

         For the six months ended August 31, 2000 the Company recognized $311,715 or one-half of its Net Operating Loss (NOL) carry forward calculated as at the end of fiscal year 2000. Commercial Concepts, Inc., feels recognition of this NOL is appropriate at this time due to the very positive beta testing and initial commercial market acceptance of the Company's products.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.

/s/ George E. Richards                        10/13/00
---------------------------------           -------------
George E. Richards, President                   Date

/s/ Scott Adamson                              10/13/00
---------------------------------            -------------
Scott Adamson, Executive Vice-President          Date

/s/ Karl A. Hansen                             10/13/00
---------------------------------           -------------
Karl A. Hansen, Chief Financial Officer          Date