Form 10QSB/A
period 2000-08-31
COMMERCIAL CONCEPTS INC
filed 2000-10-19
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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
                                                                ============      ============

             See accompanying notes and accountants' review report

                                          COMMERCIAL CONCEPTS, INC.
                                           STATEMENTS OF OPERATIONS
                                Three and Six Months Ended August 31, 2000 and 1999


                                                 Three months ended                              Six months ended
                                                     August 31,                                      August 31,
                                              2000                 1999                      2000               1999
                                              ----                 ----                      ----               ----
REVENUES:
  Sales                                   $    20,194               46,781                    38,401           102,490
  Less cost of goods sold                       5,703               24,236                    10,161            35,945
                                          -----------          -----------               -----------       -----------
  Gross Profit                                 14,491               22,545                    28,240            66,545

EXPENSES:
  General and Administrative Expenses         306,557              157,512                   289,949           285,296
  Services provided for common stock                -                  400                   363,393            69,292
  Depreciation                                  5,560                3,400                    11,065             6,800
  Interest                                      6,685                3,131                     9,434             3,131
                                          -----------          -----------               -----------       -----------
  Total Expenses                              318,802              164,443                   673,841           364,519

NET LOSS FROM OPERATIONS                     (304,311)            (141,898)                 (645,601)         (297,974)

OTHER INCOME:
  Interest                                        121                    -                       123                 -
  Other                                         1,963                  838                     2,473               838
                                          -----------          -----------               -----------       -----------

NET LOSS BEFORE INCOME TAXES              $  (302,227)            (141,060)                 (643,005)         (297,136)

BENEFIT FOR INCOME TAXES                  $   311,715                    -                   311,715                 -
                                          -----------          -----------               -----------       -----------

NET INCOME (LOSS)                         $     9,488             (141,060)                 (331,290)         (297,136)
                                          ===========          ===========               ===========       ===========
NET INCOME (LOSS) PER COMMON
SHARE:

Weighted Average Shares Outstanding:
  Basic                                    26,971,503           15,733,955                25,631,642        12,871,606
  Diluted                                  26,971,503           15,733,955                25,631,642        12,871,606

Net Income (Loss) per Common Share:
  Basic                                          .000                (.009)                    (.013)            (.023)
  Diluted                                        .000                (.009)                    (.013)            (.023)



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

Commercial Concepts, Inc.

/s/ George E. Richards                        10/19/00
---------------------------------           -------------
George E. Richards, President                   Date

/s/ Scott Adamson                              10/19/00
---------------------------------            -------------
Scott Adamson, Executive Vice-President          Date

/s/ Karl A. Hansen                             10/19/00
---------------------------------           -------------
Karl A. Hansen, Chief Financial Officer          Date