Form 10QSB
period 2000-11-30
COMMERCIAL CONCEPTS INC
filed 2001-01-10
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the quarterly period ended November 30, 2000


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from_________________to_________________


                            Commercial Concepts, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


            Utah                     0-28891            87-0409620
            ----                     -------             ----------
(State or other jurisdiction        Commission          (IRS Employer
of incorporation or organization)   file number       Identification No.)


             324 South 400 West Suite B, Salt Lake City, Utah 84101
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 328-0540
                              ---------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,720,988



Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [x]

                            Financial Statements and
                            Supplementary Information

                            Commercial Concepts, Inc.

                As of November 30, 2000 (Unaudited) and February
          29, 2000 and for the (Unaudited) three and nine months ended
                           November 30, 2000 and 1999
                         With Accountants' Review Report

                            Commercial Concepts, Inc.

                            Financial Statements and
                            Supplementary Information

            As of November 30, 2000 (Unaudited) and February 29, 2000
               and for the (Unaudited) Three and Nine Months Ended
                           November 30, 2000 and 1999

                                    Contents

Accountants' Review Report................................................... 1

Financial Statements:
    Balance Sheets as of November 30, 2000 (Unaudited) and February
      29, 2000............................................................... 2
    Unaudited Statements of Operations for the three and nine months ended November 30, 2000 and 1999....................................... 3
    Unaudited Statement of Stockholders' Equity for the nine months ended November 30, 2000................................................ 4
    Unaudited Statements of Cash Flows for the nine months ended
      November 30, 2000 and 1999............................................  5

Notes to Reviewed Financial Statements......................................  6

                      Accountants' Review Report

Board of Directors
Commercial Concepts, Inc.
Salt Lake City, Utah

We have reviewed the accompanying balance sheet of Commercial Concepts, Inc. as of November 30, 2000 and the related statements of operations for the three and nine months then ended and statements of stockholders' deficit and of cash flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Concepts, Inc. The balance sheet of the Company as of February 29, 2000 was audited by other auditors whose report dated May 17, 2000 expressed an unqualified opinion on those statements and included an explanatory paragraph concerning the Company's ability to continue as a going concern.

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


/s/ CHRISTENSEN & DUNCAN CPA's LC

CHRISTENSEN & DUNCAN CPA's LC
January 8, 2001

                           COMMERCIAL CONCEPTS, INC.
                                 BALANCE SHEETS
                     November 30, 2000 and February 29, 2000

                                                                       November 30,   February 29,
                             ASSETS                                       2000            2000
                                                                      ------------    ------------
                                                                       (Unaudited)
CURRENT ASSETS
     Cash in bank                                                     $      3,843          31,171
     Accounts receivable                                                    18,400          37,811
     Prepaid expenses                                                       11,692           6,991
                                                                      ------------    ------------
       Total current assets                                                 33,935          75,973

PROPERTY AND EQUIPMENT
     Property and equipment                                                115,539          93,140
     Less: accumulated depreciation                                        (41,041)        (22,810)
                                                                      ------------    ------------
        Property and equipment, net                                         74,498          70,330
                                                                      ------------    ------------
OTHER ASSETS
     Investment in software development                                    540,850             100
                                                                      ------------    ------------
TOTAL ASSETS                                                          $    649,283         146,403
                                                                      ============    ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $    263,894         269,265
     Short term debt                                                       147,986          49,514
                                                                      ------------    ------------
       Total current liabilities                                           411,880         318,779

LONG TERM DEBT                                                             523,723          17,432

STOCKHOLDERS'  DEFICIT
     Common stock, $.001 par value, 75,000,000 shares
     authorized, 26,720,988 and 23,683,630 shares issued
     and outstanding, respectively                                          26,721          23,683
     Due from shareholders for sale of company stock                      (200,880)       (225,922)
     Additional paid-in capital                                          2,713,441       2,015,357
     Accumulated deficit                                                (2,825,602)     (2,002,926)
                                                                      ------------    ------------
         Total Stockholders' Deficit                                      (286,320)      ( 189,808)
                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                          $    649,283         146,403
                                                                      ============    ============

  See accompanying notes to financial statements and accountants' review report

                            COMMERCIAL CONCEPTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             Three and Nine Months Ended November 30, 2000 and 1999




                                                   Three months ended                 Nine months ended
                                                       November 30,                        November 30,
                                                   2000             1999               2000              1999
                                                   ----             ----               ----              ----
REVENUES:
         Sales                                $     17,550      $    117,065      $     55,951      $    219,555
         Less cost of goods sold                     2,750            29,538            12,911           65,483
                                              ------------      ------------      ------------      ------------
         Gross Profit                               14,800            87,527            43,040           154,072

EXPENSES:
      General and Administrative Expenses          152,928           186,960           442,882           481,715
      Services provided for common stock                 -                 -           363,388            58,995
      Depreciation                                   7,164             3,394            18,230            10,194
      Interest                                      12,399                 -            49,007             3,131
                                              ------------      ------------      ------------      ------------
      Total Expenses                               172,491           190,354           873,507           554,035
                                              ------------      ------------      ------------      ------------

NET LOSS FROM OPERATIONS                          (157,691)         (102,827)         (830,467)         (399,963)

OTHER INCOME:
      Interest                                         261                 -               384                 -
      Other                                          4,934                 -             7,407                 -
                                              ------------      ------------      ------------      ------------

NET LOSS BEFORE INCOME TAXES                      (152,496)         (102,827)         (822,676)         (399,963)

PROVISION  FOR INCOME TAXES                              -                 -                 -                 -
                                              ------------      ------------      ------------      ------------
NET LOSS                                      $   (152,496)     $   (102,827)     $   (822,676)     $   (399,963)
                                              ============      ============      ============      ============

NET LOSS PER COMMON SHARE:
Weighted Average Shares Outstanding:
      Basic                                     26,725,988        18,806,280        25,997,636        15,124,698
      Diluted                                   26,725,988        18,806,280        25,997,636        15,124,698

Net Loss per Common Share:
      Basic                                          (.006)            (.005)            (.032)            (.026)
      Diluted                                        (.006)            (.005)            (.032)            (.026)

 See accompanying notes to financial statements and accountants' review report.

                            COMMERCIAL CONCEPTS, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       Nine Months Ended November 30, 2000


                                                                           Paid-In
                                                   Common Stock           Capital in
                                              ---------------------       Excess of      Accumulated
                                              Shares         Amount       Par Value        Deficit
                                              ------         ------       ---------        -------
Balance, February 29, 2000                  23,683,630    $   23,683    $  2,015,357    $(2,002,926)

Issuance of common stock for
services at various dates                    2,152,358         2,153         361,235              -

Issuance of common stock for cash
at various dates                               900,000           900         309,660              -

Net loss for nine months ended
November 30, 2000                                    -             -               -       (822,676)

Beneficial note conversion feature                   -             -          27,174              -

Cancellation of shares                         (15,000)          (15)             15              -
                                            ----------    ----------    ------------    -----------
Balance, November 30, 2000                  26,720,988    $   26,721    $  2,713,441    $(2,825,602)
                                            ==========    ==========    ============    ===========

 See accompanying notes to financial statements and accountants' review report.

                            COMMERCIAL CONCEPTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Nine Months Ended November 30, 2000 and 1999

                                                                         2000            1999
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                    $   (822,676)       (399,963)
        Non cash items included in net loss:
          Services paid in stock                                         363,388          58,995
          Depreciation                                                    18,230          10,194
          Interest expense on convertible note
            conversion feature                                            27,174               -

        Changes in assets and liabilities:
          Increase in prepaid expenses                                    (4,701)         (9,725)
          (Increase) decrease in accounts receivable                      19,411         (77,112)
          Increase in accounts payable                                    18,352          28,352
                                                                    ------------    ------------
          Net Cash Flows used in Operating Activities                   (380,822)       (389,259)

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase in investment in software development                (540,750)              -
          Purchase of equipment                                          (22,398)        (29,782)
                                                                    ------------    ------------
          Net Cash Flows used in Investing Activities                   (563,148)        (29,782)

CASH FLOWS FROM FINANCING ACTIVITIES
          Cash proceeds from sale of stock                               310,560         300,928
          Stockholder loans, net                                          25,042          41,868
          Net proceeds from short-term debt                               98,472               -
          Proceeds from long-term debt                                   500,000               -
          Payment of long-term debt                                      (17,432)              -
          Net Cash Flows from Financing Activities                       916,642         342,796
                                                                    ------------    ------------
NET DECREASE IN CASH                                                     (27,328)        (76,245)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                 31,171           77,695
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $      3,843           1,450
                                                                    ============    ============

SUPPLEMENTAL INFORMATION:
CASH PAID DURING THE PERIOD FOR INTEREST                            $     16,382           3,131
                                                                    ============    ============

 See accompanying notes to financial statements and accountants' review report.

                            COMMERCIAL CONCEPTS, INC
                     NOTES TO REVIEWED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Business Operations Commercial Concepts, Inc. (The Company) creates proprietary software platforms. From these platforms individual internet related database software products are developed. As each product completes beta testing the Company seeks a distribution partner to market and provide ongoing support for the product.

The Company has elected a February fiscal year end for accounting and reporting purposes.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Capitalization of Software Development Costs - The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed, subsequent production expenses to bring the product to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers. Amortization expense of capitalized software costs has not been provided for in the accompanying statements of operations because the software products are not available as yet for sale to customers.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern

In order to develop additional working capital and attract continued equity investment the Company has reorganized management, formulated a new business plan, and developed and marketed new business products. On or about July 18, 2000, the company initiated a $6,500,000 equity line of credit with a private investment group (see Note 7). The equity line of credit will be formalized upon Securities and Exchange Commission acceptance of the Company's SB-2 registration statement. Through November 30, 2000, the Company has borrowed $500,000 under this line of credit. Management believes that the actions presently being taken will provide the opportunity for the Company to continue as a going concern.

                            COMMERCIAL CONCEPTS, INC
                     NOTES TO REVIEWED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

Deferred tax assets at November 30, 2000 consisted of the following:

     Deferred tax asset arising from:
          Net operating loss carryforwards               $    975,000

     Less allowance valuation at 100%                        (975,000)
                                                         ------------
Deferred tax asset                                       $       NONE
                                                         ============

The Company has unused net operating loss carry forwards of approximately $2,600,000 to offset future taxable income which expire at various times and amounts through 2015.

NOTE 5 - NOTES PAYABLE
                                                             Long
                                                  Current      Term      Total

Advances payable by shareholder, at 15% interest
annually. No repayment terms have been
established. No note has been executed for this
advance.                                          $  3,999        -   $  3,999


Note payable to individual dated June 15, 2000 at
10% interest annually, due December 15, 2000        42,988        -     42,988


Note payable to shareholder, dated June 22, 2000,
at 15% interest annually, due December 22, 2000.    20,000        -     20,000

Note payable to shareholder, dated August 28,
2000, at 15% interest annually, due August 28,
2001.                                               10,000        -     10,000

Note payable to individual, dated June 22, 2000,
at 10% interest annually, due December 22, 2000.
Terms include option to convert into 200,000
shares of common stock at $.10 per share.           20,000        -     20,000

Note payable to shareholder, dated September 1,
2000 at 15% interest annually, due September 1,
2001.                                               10,000              10,000

Note payable to shareholder/director, dated
November 3, 2000 at 15% interest annually, due
December 3, 2000.                                   15,000              15,000

Convertible notes payable (see Note 7)             508,548             508,548

Other Advances                                      21,485      418     21,903

Obligations under capital leases (see Note 9)        4,514   14,757     19,271
                                                  -------- --------   --------
Totals                                            $147,986 $523,723   $671,709
                                                  ======== ========   ========

                            COMMERCIAL CONCEPTS, INC
                     NOTES TO REVIEWED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (CONTINUED)

Long term debt at November 30, 2000 is scheduled to mature as follows:

           2001                        147,986
           2002                          4,514
           2003                        513,660
           2004                          4,514
           2005                          1,035
                                       -------
           Total                       671,709
                                       =======


NOTE 6 - LOANS RECEIVABLE FROM SHAREHOLDERS FOR SALE OF COMPANY STOCK

The following summarizes receivable amounts due to the company for sale of company stock:

         2,000,000 shares issued May 5, 1999 to a
         company officer valued at $.06 per share          $ 120,000

         1,598,000 shares issued August 9, 1999 to
         a company officer, valued at $.06 per
         share.                                               80,880
                                                           ---------
         Remaining balance due                             $ 200,880
                                                           =========

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Through November 30, 2000, the Company issued to a private investment group two $250,000, 6% convertible notes due July 20, 2003 and September 20, 2003, respectively. The notes are convertible into common shares of the Company based upon the three lowest closing prices for the Company during the thirty trading days prior to the date of the note, or the three lowest closing prices during the sixty trading days prior to the conversion date. In accordance with Emerging Issues Task Force No. 98-5, the Company recorded interest expense and a corresponding increase to additional paid-in capital in the amount of $27,174 in connection with the beneficial conversion feature during the nine months ended November 30, 2000. The Company retains a redemption clause in the notes that allow the Company to repurchase the notes upon payment of 130% of the note's face value, plus accrued interest. In addition, 850,000 five-year warrants were issued for shares of the Company's common stock at an exercise price of $0.4375, in connection with the issuance of the first $250,000 note and 850,000 five-year warrants were issued at an exercise price of $.1925, in connection with the second $250,000 note, which exercise prices approximated the fair market value of the Company's common stock. These convertible notes are part of a $6,500,000 equity line of credit (see Note 3). The entire line will become available to the Company upon successful registration by the Company of an SB-2 filing with the Securities and Exchange Commission.

On December 3, 2000, the Company received $300,000 from a private investment group under the terms of a convertible 8% note payable due December 3, 2003. In connection therewith, the Company issued 750,000 five-year warrants having an exercise price of $0.115.

                            COMMERCIAL CONCEPTS, INC
                     NOTES TO REVIEWED FINANCIAL STATEMENTS

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

NOTE 9 - LEASE COMMITMENTS

As of November 30, 2000, the Company leased office space and certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases are as follows:

                                                    Operating         Capital
                                                     Leases           Leases
                                                    ---------       ----------
     2001   ...................................     $  74,451       $    8,064
     2002   ...................................        77,421            8,064
     2003   ...................................        80,514            8,064
     2004   ...................................        62,181            8,064
     2005   ...................................             -            2,181
                                                    ---------       ----------
     Total minimum lease payments                   $ 294,567           34,437
                                                    =========

     Less amount representing interest                                  15,166
                                                                    ----------

     Present value of net minimum lease payments                        19,271

     Less current portion                                                4,514
                                                                    ----------

         Total                                                      $   14,757
                                                                    ==========

As  of  November  30,  2000,   the  Company  has   equipment   purchased   under
non-cancelable   capital   leases  with  a  cost  of  $22,570  and   accumulated
amortization of $3,300.

                       Management Discussion and Analysis

         Sales decreased by $99,515 to $17,550 for the three months ended November 30, 2000 from $117,065 for the three months ended November 30, 1999, and decreased by $163,604 to $55,951 for the nine months ended November 30, 2000 from $219,555 for the nine months ended November 30, 1999. The decrease in respective sales is the result of the Company's decision to concentrate activity on the development and testing of new products instead of customizing software and computer products for clients.

         Operating expenses for the nine-month period ended November 30, 2000 increased $319,472 to $873,507 from $ 554,035 during the first nine months ended November 30, 1999. The primary reason for the increase was the addition of senior technical and administrative staff, plus support services, to expedite development of the Company's software products. Increases in depreciation and interest expenses reflect an expanded fixed asset base required to support the development efforts, and debt service on convertible and other loans necessary to fund the Company's operations.

         The Company's expenditures for services paid for with restricted common stock increased $304,393 to $363,388 for the nine months ended November 30, 2000 from $58,995 for the nine months ended November 30, 1999. These expenditures using restricted common stock recognized the efforts of certain Company programmers and management in the development of Company products and systems.

         The Company capitalized $540,850 in product development expenditures during the nine months ended November 30, 2000. Two of the Company's proprietary software products were in active beta testing for the first six months of this period, with one of these products for all nine months, as a final step before commercial release. In accordance with Generally Accepted Accounting Principles, all costs related to this testing period have been capitalized. There were no product development expenditures capitalized in the comparable period for 1999.

                         Liquidity and Capital Resources

         At November 30, 2000, the Company had cash and other current assets of $33,935 compared to cash and other current assets of $75,973 at November 30, 1999. The decrease of $42,038 results primarily from the revaluation by the Company of certain outstanding receivables, and increased operating capital requirements. During the previous twelve months the Company's expenditures and cash requirements were met using a combination of sales, equity placements and debt.

         The Company borrowed $15,000 from an individual and an additional $10,000 from a second individual, neither of which are shareholders of the Corporation, in August of 1999, pursuant to promissory notes, at the rate of 10% per annum with each note being respectively due and payable on February 12, 2000 and February 16, 2000. Both promissory notes remained outstanding at year-end and both were converted into restricted common shares of the Company in April of 2000. During the nine months ended November 30, 2000, the Company borrowed a total of $143,472 from various individuals, some of which are shareholders of the Corporation, at interest rates from 10% to 15% per annum. The various loan details are explained at Note 5 of the Company's financial statements.

         In July 2000, the Company completed negotiations with a private investment group for a $6.5 million equity line of credit. The execution of the line of credit is dependent upon an approval by the Securities and Exchange Commission of a SB-2 registration statement. The SB-2 registration was duly prepared by the Corporation and filed with the Securities and Exchange Commission in September 2000. Through November 30, 2000, the Company issued two $250,000, 6% convertible notes due July 20, 2003 and September 20, 2003 respectively to the above-mentioned private investment group. In addition, 850,000 five-year warrants were issued for shares of the Company's common stock at a price not to exceed $0.4375, in connection with the issuance of the first note, and an additional 850,000 five-year warrants were issued at an exercise price not to exceed $0.1925, in connection with the second $250,000 note. The exercise prices of the warrants approximated the fair market value of the Company's common stock at the time of issuance. The funds received by the Company from the convertible notes are a part of the $6.5 million equity line of credit and helped meet the working capital requirements of the Company prior to the anticipated acceptance of the SB-2 registration statement.

         During the nine months ended November 30, 2000, the Company generated $310,560 from the sale of 900,000 restricted common shares. The Company issued 2,152,358 shares of restricted common stock in lieu of cash for various services through the nine months ended November 30, 2000.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.

/s/ George E. Richards                          1/9/01
---------------------------------           -------------
George E. Richards, President                   Date

/s/ Scott Adamson                               1/9/01
---------------------------------            -------------
Scott Adamson, Executive Vice-President          Date

/s/ Karl A. Hansen                              1/9/01
---------------------------------           -------------
Karl A. Hansen, Chief Financial Officer          Date