Form 10KSB
period 2001-02-28
COMMERCIAL CONCEPTS INC
filed 2001-05-29
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ending February 28, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to ________

                            Commercial Concepts, Inc.
                            -------------------------
                 (Name of Small Business Issuer In Its Charter)

                  Utah                                        87-0409620
                  ----                                        ----------
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

       324 S. 400 W. Suite B, Salt Lake City, Utah               84101
       -------------------------------------------               -----
         (Address of Principal Executive Offices)             (Zip Code)

                                 (801) 328-0540
                                 --------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

         Title of each Class                     Name of Each Exchange on Which
         to be so Registered                     Each Class is to be Registered
         -------------------                     -------------------------------
                                      None

Securities to be registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]      No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         Registrant's revenues for the most recent fiscal year were $ 70,104.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 15, 2001 was $ 3,001,875. As of May 15, 2001 Registrant had 28,482,589 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended February 28, 2001 and notes attached thereto are incorporated by reference into
Part II hereof.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 1.  DESCRIPTION OF BUSINESS

History and Development of Commercial Concepts

         We were incorporated in the State of Utah on March 1, 1984 to engage in the milling and recovery of precious minerals. In November 1997, our last mining asset, an option to acquire mining property, expired. As a result, we changed our business focus by acquiring the rights to certain software products developed to fix computer date recognition problems associated with the year 2000. We acquired computer equipment and hired software developers to refine and further develop the program. The software tests the internal clock found in personal computers each time the clock is turned on to determine if the date is correct. We hold a registered copyright for this software which we began marketing in April 1998. Because of our late entry into the market, lack of name recognition and a limited marketing network, our sales of the Y2K software were insignificant and with the advent of the year 2000 have been discontinued.

         The computer equipment acquired and software developers we hired to develop the Y2K software provided the means for us to become a software development and technology company. Building on this foundation, Commercial Concepts hired a new President and Chief Executive Officer in March 1999, a new Executive Vice President in July 1999 and a new Chief Financial Officer in
February 2000. In June 1999, we acquired 100% of the stock of Advice Productions, Inc., a graphic design company specializing in customized video marketing and training tools. From this acquisition, we acquired certain assets that enable us to create customized compact discs. The acquisition, however, did not provide all the benefits we anticipated. As a result, effective February 29, 2000 we dissolved Advice Productions and conveyed certain assets to the previous owners of Advice Productions in return for reconveyance to us of a portion of the shares of stock that we paid to these owners in June 1999.

Products and Services

         Our primary focus is on the development of proprietary "platforms" that serve as a base for subsequent development of "canned" software programs. Until recently our primary source of revenue came from the development of customized software and products for clients. Our programmers develop customized software programs to meet specific needs such as data entry and retrieval, multi media and internet-based information dissemination. We generally retain all rights, title and interest in the customized software we develop, including source codes, with the expectation that we may revise and improve such programs so the programs can be "canned" and sold to other customers. We are currently developing several proprietary software products. Certain of these products will be introduced into the general marketplace beginning in early 2001.

         No funds were spent by Commercial Concepts on research and development during the fiscal year ended February 28, 1999. For the fiscal year ended February 29, 2000, we spent approximately $579,000 on the research and development of new proprietary software products. Of this amount, $543,000 was expended on research and development of the Company's PictureBase(C) and Wavescreens(C) products, offset in part by a $12,000 grant to help finance development of PictureBase(C). No research and development expenditures incurred in fiscal years 1999 and 2000 have been capitalized.

         At the beginning of fiscal year 2001 we commenced testing of both PictureBase(C) and Wave Screens(C). Through nine months ending November 30, 2000, $540,700 was capitalized in fiscal 2001. The amount capitalized reflects all associated costs to develop and improve the software products during active beta testing. Testing for PictureBase(C) concluded in November, 2000. The beta testing for Wave Screens(C) showed that extensive reprogramming was required to permit operation on a wide variety of operating systems and hardware, causing substantial delays and subsequent expenditures.

Imaging Software

         We contracted with Intermountain Health Care to develop imaging software to capture medical images generated by equipment used in medical procedures such as ultra sound, catheter cameras, MRIs and CAT scans. The software is designed to store images generated during medical procedures in real time on a computer network that can be linked to the internet. The software permits physicians and administrators to access and annotate the images during or after the procedure from any computer on the network. We believe that the market for medical applications of PictureBase(C) includes hospitals and clinics worldwide where surgical or otherwise invasive medical procedures are performed. Due to the breadth and variety of the potential market for PictureBase(C), we do not expect to be dependent on any one customer or small group of customers.

         IHC paid Commercial Concepts a $12,000 fee to help finance the development, in exchange for up to 30 operating room licenses. We retain all rights, title and interest to the PictureBase(C) software and its source code. We have filed a patent application that is pending to protect the source code.

         Beta testing at IHC's Cottonwood Hospital commenced in March 2000 and was successfully completed in May 2000. As a result, IHC is exercising its option for 30 Commercial Concepts Picture Base operating room licenses. In June 2000, IHC entered into a five-year agreement with Commercial Concepts to purchase up to an additional 300 units of PictureBase(C) at a discounted price per unit. IHC will also receive free upgrades to PictureBase(C) during the five-year period. In exchange, Commercial Concepts will continue to have access to IHC facilities for ongoing research and development of PictureBase(C).

         Commercial Concepts expects to market and distribute PictureBase(C) through specialized medical distribution channels. We are in discussions with representatives of medical distributors but no definitive agreement has been reached at this time. Until such distribution channels are established, we will market PictureBase(C) directly to hospitals.

         PictureBase(C) 1.0 is the version currently being marketed. We intend to maintain an ongoing program of research and development to constantly improve and enhance this product's functionality and marketability. PictureBase(C) version 1.5 is being developed and will include video streaming and improved data compression technology. Additional improvements are expected with later versions.

         We  perform   ongoing   research  to  identify  and  analyze   possible
competition for PictureBase(C). Commercial Concepts has identified certain products that have similarities to PictureBase(C) and may be considered competition. However, our research has found no competing products with what we believe is a material technical advantage compared to PictureBase(C). Competing products that have been identified appear to us to be substantially more expensive to own and/or operate than PictureBase(C). Based on our research, we are confident that PictureBase(C) is competitive both technically and economically within the current marketplace.

         PictureBase(C) is a non-invasive product used to assist and improve the compilation, storage and dissemination of medical data. Because it has no diagnostic or treatment capabilities, no Food and Drug Administration approval is required for the installation and operation of PictureBase(C) in its intended medical environment. Commercial Concepts is aware that certain medical distributors require that all products carried by that distributor must be documented as FDA compliant, even though FDA compliance may not be required for a particular application. As a result, we believe that proper documentation of FDA compliance will enhance the marketability of PictureBase(C). We are currently investigating the process required to attain and document FDA compliance.

Screen Saver Technology

         We have developed technology for an interactive screen-saver for which a patent is pending. This screen saver software "Wavescreens(C)" is interactive using our "Push-Pull" technology. Wavescreens(C) permits network administrators of host organizations to place any image or text they choose on the computer screen and to change or update the images as often as they desire. This is the "push" portion of our technology. At all times the installed Wavescreens(C) monitors when it appears on its host screen. When Wavescreens(C) is activated, two advertisements are located at the top of the screen. Wavescreens(C) maintains a log of when the screen saver viewer places a cursor on the exhibited advertisements and/or clicks on an ad for detailed information or the hot link to the advertiser's website. Each time the individual screen saver's host computer is connected to the internet, Wavescreens(C) uploads this accumulated data to our server. This represents the "pull" portion of our technology.

         We believe that there are several uses for Wavescreens(C). Schools, colleges and other organizations can use Wavescreens(C) to raise funds from advertising as well as to disseminate information. Parents of schoolchildren can increase their awareness of school activities by downloading the screensaver on their home or office computer systems. Second, businesses can use the screen saver to disseminate information and control what employees have on their computer screens when they are not in use since the program records when the screen saver appears.

         Commercial Concepts expects to generate revenues from advertising and placement commissions. The primary revenue source will be advertising. The Wavescreens(C) that appear on each host network screen will have two boxes at the top of the screen reserved for advertising. The revenues from one box will accrue to the host network and the revenue from the second box will accrue to Commercial Concepts. It is expected that each individual host for Wavescreens(C) will find their own paying advertisers for the advertising box allocated to the host. In situations where the host is unwilling or unable to find its own advertisements, we will place advertisements on behalf of the host, at the host's written request, in exchange for a 20% advertising placement commission.

         Based on our initial market research, advertisers are paying up to $.01 per impression per day for internet banner advertisements. We believe, although we have only conducted limited research, that advertisers will pay at least $.01 per day per screen for Wavescreen(C) advertising, plus additional fees for documented "hits" to the advertiser's website and/or discount offers. Each Wavescreen(C) will have 90 5-second advertising slots for each of the two screen advertising boxes, which will rotate in a loop continuously through the day. If the advertising slots are completely sold, we expect to have gross revenue of approximately $1.00 per day per operating screen, which represents the revenue from the advertising box allocated to us.

         We believe that public and private schools as well as colleges and universities are primary customers for Wavescreens(C). Nationwide, many schools would like to increase their computer-to-student ratio. Unfortunately, budget constraints frequently prevent schools from acquiring the desired computers. Installation of Wavescreens(C) combined with sale of the host school's available advertising slots could provide the funding for new computers, if desired, as well as other uses. We have received interest from school districts we have contacted to use the Wavescreens(C) program as a vehicle to acquire more computers for student education.

         The new computers desired by host schools will have to be purchased from each school's future Wavescreens(C) advertising revenues. We believe it is unlikely that independent financing institutions will accept the risk of leasing computers to public school districts using this revenue stream as collateral. Also, Commercial Concepts does not intend to take direct ownership of personal computers in order to lease them to interested school districts, using the Wavescreens(C) advertising revenue for payment. To facilitate the acquisition of new computers by Wavescreen(C) host schools and thereby increase the attractiveness of the Wavescreen(C) program, we plan to establish a financing/leasing entity independent of Commercial Concepts, to have responsibility for these transactions.

         We face competition in the screen saver market from numerous competitors, some of which have greater resources than us. There is technology presently in the market that permits network administrators to place any image they choose on the computer screen and to update or change the images as often as they desire. We do not know of any screen saver software in the market that is interactive in a manner similar to our product. To be exact, none of the existing screen saver software keeps a record of when the screen saver appears and the demographics of the viewer logged onto the computer viewing the screen saver. We believe the interactive features of our Wavescreens(C) program will give us a competitive advantage.

         In March 2000, we commenced a pilot program of Wavescreens(C) installations with three local schools and other non-profit organizations. The purpose of this pilot program is to gather detailed, documented data on actual system performance and the effectiveness of screen saver advertisements in preparation for our full-scale product introduction in spring 2001. Local and regional commercial organizations have placed advertisements. All advertising revenues received during the course of the pilot program are remitted to the participating schools and non-profit groups.

Electronic Brochures

         Using photos, logos, advertising and other information provided by clients, and the templates we have designed, we create customized presentations and advertising on compact discs. The compact discs are designed to replace traditional printed advertising and brochures, and even business cards. The compact discs come in a variety of designs (the most common of which is a disc the size of a business card) and can be uniquely packaged for each client. Because we use pre-designed templates, the compact discs can be created at an affordable cost of between $2,000 and $4,000. Our research has found that the average price of similar compact discs from our local competitors is approximately $10,000.

Sales and Marketing

         We have three full-time sales and marketing persons who are compensated with a combination of salary and commissions, but expect to rely on wholesale distributors and sales persons with established distribution networks and contacts to market our products as they are developed. Such persons or organizations will be paid on a commission basis.

         We intend to market our products based on their high value-added benefits to the user and ongoing service, and not on basis of price. We believe our products are priced very favorably with competitors that have been identified.

Employees

         As of May 15, 2001, we have 14 full- and 2 part-time employees. No union or other collective bargaining group represents our employees. Management believes relations with our employees are good.

ITEM 2.  Description of Property

         We conduct our business operations at 324 South 400 West, Suite B, Salt Lake City, Utah, where we have approximately 7,105 square feet of office space under lease through February 29, 2004. The space we lease represents approximately 65% of leaseable space in the building. Under the terms of the lease, we pay $6,143 per month, which amount increases by 4% annually. There is no renewal option under the terms of this lease.

ITEM 3.  Legal Proceedings

         The Company knows of no litigation now pending or threatened against it or involving any of its properties or contract rights.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock currently trades on the NASDAQ Bulletin Board where it has been listed since March 9, 2000. Between October 20, 1999 and March 9, 2000, the quotation was transferred off the NASDAQ Bulletin Board to the National Quotation Bureau's "Pink Sheets" pursuant to NASD Eligibility Rule 6530 issued on January 4, 1999, which provides that issuers who do not make current filings pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are ineligible for listings on the NASDAQ Bulletin Board. Subsequent to October 20, 1999, we prepared a complete registration statement that brought our filing status to current and permitted the March 9, 2000 re-listing to the NASDAQ Bulletin Board.

         The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

--------------------------- ---------------------- -----------------------------
         Fiscal Year              Period                       Bid Prices
                                                   -----------------------------
                                                            High       Low
--------------------------- ---------------------- -----------------------------
      February 28, 2001        Fourth Quarter               0.40      0.07
                               Third Quarter                0.43      0.11
                               Second Quarter               0.94      0.25
                               First Quarter                1.10      0.28
--------------------------- ---------------------- -----------------------------
     February 29, 2000         Fourth Quarter               0.31      0.08
                               Third Quarter                0.20      0.06
                               Second Quarter               0.54      0.04
                               First Quarter                1.25      0.13
--------------------------- ---------------------- -----------------------------

         As of May 15, 2001, we had 28,492,589 shares of common stock issued and outstanding, and there were 325 record stockholders. As of the date hereof, we have not paid or declared any cash dividends. Management has followed the policy of retaining any and all earnings to finance the development of the business. Such a policy is likely to be maintained as long as necessary to provide working capital for our operations.

Item 6.  Management's Discussion and Analysis

General

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements (including the notes thereto), and the other information included elsewhere herein. Our fiscal year runs from March 1 through the last day of February.

         Effective March 1, 1998, we began earning revenues and were no longer classified as a development stage company.

RESULTS OF OPERATIONS

Fiscal Year Ended February 28, 2001
vs. Fiscal Year Ended February 29, 2000

         Sales decreased by $191,159 to $70,104 for the fiscal year ended February 28, 2001 $261,263 for the fiscal year ended February 29, 2000.

         The decrease in respective sales is the result of our decision to concentrate activity on the development and testing of new products instead of customizing software and computer products for clients.

         Operating expenses for the fiscal year ended February 28, 2001 increased $366,137 to $1,387,903 from $1,021,766 during the twelve months ended February 29, 2000.. The primary reason for the increase was the addition of senior technical and administrative staff, plus support services, to expedite development of our software products. Increase in depreciation and interest expenses reflect an expanded fixed asset base required to support the development efforts, and debt service on convertible and other loans necessary to fund our operations.

         Our expenditures for services paid for with restricted common stock increased $303,240 to $458,882 for the twelve months ended February 29, 2001 from $158,642 for the twelve months ended February 29, 2000 with most of the shares issued in the second and fourth fiscal quarters ended August 31, 2000 and February 28, 2001, respectively. These expenditures using restricted common stock recognized the efforts of certain programmers and management in the development of our products and systems.

         We capitalized $550,291 in product development expenditures in the fiscal year ended February 28, 2001. Two of our proprietary software products were in active beta testing for the first six months of this period, with one of these products for all twelve months, as a final step before commercial release. In accordance with Generally Accepted Accounting Principles, all costs related to this testing period have been capitalized. There were no product development expenditures capitalized in the comparable period for 1999.

         Commercial Concepts has two proprietary products - Wavescreens(C) and PictureBase(C) - that entered beta testing in early fiscal year 2001. Beta testing commenced when each product's technological feasibility was confirmed to management's satisfaction. Through February 28, 2001 $197,508 and $352,783 have been capitalized for PictureBase(C) and Wavescreens(C), respectively. Development of both products was initiated in the spring of 1999. Costs associated with the development of each product prior to inception of beta testing approximated $271,500, or $543,000 combined. We received $12,000 from a customer towards the development of our PictureBase(C) product.

         Management concluded that technological feasibility was established for both products at the beginning of this fiscal year based on several criteria. These criteria included successful in-house testing, the incorporation of and improvement on current technology, the presence of a clearly identified commercial market for the completed product, and concurrence of the beta host technical personnel that beta testing is appropriate.

         Commercial product release for PictureBase(C) occurred during our third
fiscal  quarter  ending   November  30,  2000.   Full   commercial   release  of
Wavescreens(C) is anticipated in the first quarter of fiscal 2002.

Liquidity and Capital Resources

         At February 28, 2001, we had cash and other current assets of $26,552 compared to cash and other current assets of $75,973 at February 292000. The decrease of $49,421 results primarily from decrease in receivables due to lower for-client work, and increased operating capital requirements. During the previous twelve months Commercial Concept's expenditures and cash requirements were met using a combination of sales, equity placements and debt.

         We borrowed $15,000 from an individual and an additional $10,000 from a second individual, neither of which are shareholders of the Corporation, in August of 1999, pursuant to promissory notes, at the rate of 10% per annum with each note being respectively due and payable on February 12, 2000 and February 16, 2000. Both promissory notes remained outstanding at year-end and both were converted into restricted common shares of Commercial Concepts, Inc. in April of 2000. During the fiscal year ended February 28, 2001, we borrowed a total of $167,988 from various individuals, some of which were shareholders of the Corporation, at interest rates from 10% to 15% per annum. The various loan details are explained at Note 5 of our financial statements.

         Through November 30, 2000, we issued two $250,000 6% convertible notes due July 20, 2003 and September 20, 2003 respectively to a private investment group. In addition, 850,000 five-year warrants were issued for shares of common stock at a price not to exceed $.4375, in connection with the issuance of the first note, and an additional 850,000 five-year warrant was issued at an exercise price not to exceed $.1925, in connection with the second $250,000 note. The exercise prices of the warrants approximated the fair market value of our common stock at the time of issuance.

         During the fiscal year ended February 28, 2001, we generated $310,575 from the sale of 900,000 restricted common shares, primarily in March and April. We issued 3,628,960 shares of restricted common stock in lieu of cash for various services through the twelve months ending February 28, 2001, with the majority of these shares issued in the second and fourth fiscal quarters ending August 31, 2000 and February 28, 2001, respectively.

Item 7.  Financial Statements

         The response to this Item is submitted in a separate section to this report. See F-1.

Item 8.  Changes in and Disagreements with Accountants

         On August 31, 1999, Commercial Concepts terminated its independent auditor relationship with David T. Thomson, P.C.

         Thomson's report on the financial statements of Commercial Concepts for the fiscal year ended February 28, 1998, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Thomson report for the fiscal year ended February 28, 1998, contained a statement as to the ability of Commercial Concepts to continue as a going concern. Other than the foregoing, there were no adverse opinions or disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended February 28, 1997, 1998 and 1999, and the period March 1, 1999 through August 31, 1999, there were no disagreements with Thomson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures or any reportable events.

         On September 5, 1999, we engaged Fitzgerald Sanders, LLC ("Fitzgerald") as our independent auditors to audit and report on the financial statements for the fiscal year ended February 28, 1999.

         The decision to change accountants was approved by the Board of Directors. We authorized Thomson to respond fully to Fitzgerald's inquiries concerning Commercial Concepts.

         Prior to engaging Fitzgerald, neither Commercial Concepts nor anyone acting on its behalf consulted with Fitzgerald regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on our financial statements. In addition, during our fiscal years ended February 29, 2000 and February 28,1999 and 1998, neither Commercial Concepts nor anyone acting on its behalf consulted with Fitzgerald with respect to any matters that were the subject of a disagreement or a reportable event.

         Fitzgerald Sanders has served as the independent accountants of Commercial Concepts, Inc. (the "Company") since August 1999 and has advised the Company on accounting and tax matters.

         Subsequent to the filing of Commercial Concept's May 31, 2000 quarterly financial statements, Fitzgerald Sanders, LLC dissolved and as a consequence resigned as the Company's independent accountants. The report of Fitzgerald Sanders on the financial statements of the Company for the past fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

         During the Company's most recent fiscal year and through the date of this Report, the Company has had no disagreements with Fitzgerald Sanders on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Fitzgerald Sanders have caused it to make reference thereto in its report on the financial statements of the Company for such year.

         On October 10, 2000, the Board of Directors of the Company approved the change in independent accountants and the appointment of Christensen & Duncan CPA's LC as the new principal independent accountant of Registrant.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth the name, office and age of each officer and director of Commercial Concepts:

             Name                         Title                        Age
             ----                         -----                        ---
      George E. Richards, Jr.     Chairman, President & CEO            38
      Scott G. Adamson            Executive Vice President             44
                                  and Director
      Karl A. Hansen              CFO, Secretary & Director            47
      Lee R. Kunz. Sr.            Director                             74
      Lee Greenberg               Director                             44

George E. Richards

         George E. Richards has served as Chief Executive Officer and a director since March 1, 1999. Since June 1996, Mr. Richards has served as the President and Director of Richards & Associates, Inc., a financial consulting firm of which Mr. Richards is the sole shareholder. From May 1993 to June 1996, Mr. Richards was employed by The Goldenberg Group, Inc., a division of Plygem, Inc. Mr. Richards attended Cal State Fullerton.

Scott G. Adamson

         Scott G. Adamson has served as Executive Vice President and a director since July 1999. Since 1986, Mr. Adamson has served as the President and a director of SGA Financial Group, Inc., a financial company that he founded to provide project and debt financing, and currency conversion services. From 1981 to 1986, Chase Manhattan employed Mr. Adamson in its Latin American Division as a second Vice President. Mr. Adamson received a Bachelors of Science in Business Administration from Weber State University in 1979 and a Masters of International Management from the American Graduate School of International Management in 1981.

Karl A. Hansen

         Karl A. Hansen has served as Chief Financial Officer and director since February 2000. He is a Certified Public Accountant. From June 1999 to February 2000, Mr. Hansen served as a consultant with RHI Management Resources, providing financial consulting services to an Internet related company. From December 1997 to May 1999, Mr. Hansen served as CFO of East European Imports, Inc., a Miami-based importation company. From December 1987 to 1997, Mr. Hansen served as CFO of two related mining companies, American Pacific Mining Company and Jordex Resources, Inc. From 1977 to 1987, Mr. Hansen worked in financial positions with Ernst & Young, Salomon Brothers and Lever Brothers. Mr. Hansen received a Bachelors of Science in Management from Rensselaer Polytechnic Institute in 1975 and a Bachelors of Science in Accounting from the Rochester Institute of Technology in 1977.

Lee R. Kunz, Sr.

         Lee R. Kunz Sr. has served as a director since April 2000. He is the retired CEO of Kunz Construction Company. Mr. Kunz served for 19 years on a hospital board of directors and has been associated with the development of biological and pharmaceutical companies.

Lee Greenberg

         Lee Greenberg was President of the west coast subsidiary of Ply Gem Industries, CEO of the Lion Group in the United States, and a top executive with TCII. Mr. Greenberg has also served as CEO of the American Israel Chamber of Commerce in the Western U.S. and as President of The American Israel Economic Education Foundation in the Western United States. Mr. Greenberg received a Bachelor's degree from the University of Hartford and a law degree from Pepperdine University.

         If any outside director is requested to perform services for Commercial Concepts beyond normal service as a director, such director will be compensated for the performance of such services at rates to be agreed upon by such director and Commercial Concepts.

         There are no family relationships between any directors or executive officers of Commercial Concepts.

Compliance with Section 16 Reporting Obligations

         The directors and executive officers of Commercial Concepts are required under the Securities Act of 1934 to file reports with the Securities and Exchange Commission evidencing their ownership of, and their current transactions in, Commercial Concepts' equity securities. This is a personal obligation of the executive officers and directors. Based on information provided to Commercial Concepts from a review of the SEC EDGAR database, it appears that all directors and executive officers filed these reports in a timely manner through the period ending February 28, 2001.

Item 10. Executive Compensation

         We have no deferred compensation plan. The following sets forth a summary of cash and non-cash compensation for each of the last three fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999. Beginning in fiscal year 2001, we have instituted a performance-based bonus plan for management.

                                              Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------
                                                                                  Long-Term
                                                 Annual Compensation         Compensation Awards
-------------------------------- ---------- ------------------------------ ------------------------- ------------------
                                                                            Restricted    Options/
           Name and               Fiscal        Salary          Bonus          Stock       SARs #        All Other
      Principal Position           Year           $               $          Awards $                  Compensation
-------------------------------- ---------- --------------- -------------- -------------- ---------- ------------------
George E. Richards, Jr.            2001      $120,000(1)      $47,473(2)        --           --             --
     Chief Executive Officer       2000      $120,000(3)      $11,800(4)        --           --             --
                                   1999       $10,000(5)         --             --           --             --
                                                  --             --             --           --             --
-------------------------------- ---------- --------------- -------------- -------------- ---------- ------------------
Scott G. Adamson                   2001      $110,000(6)      $43,518(7)        --           --             --
     Executive Vice President      2000       $73,233(8)      $34,900(9)        --           --             --
                                   1999           --             --             --           --             --
                                                  --             --             --           --             --
-------------------------------- ---------- --------------- -------------- -------------- ---------- ------------------
Karl A. Hansen                     2001      $110,000(10)     $149,692(11)      --           --             --
     Chief Financial Officer       2000           --             $1,000(12)     --           --             --
                                   1999
-------------------------------- ---------- --------------- -------------- -------------- ---------- ------------------

1 $103,278 paid in cash and $16,722 deferred. Payment of deferred wages will be with cash or, at the option of Mr. Richards, in common stock valued at the average closing price of the common shares of Commercial Concepts during the periods in which Mr. Richard's compensation was deferred.

2 $28,695 received and $18,778 deferred. The amount received includes $5,387 paid in cash. The remainder of the amount received consists of restricted common stock. On August 23, 2000 we issued 37,363 shares of restricted common stock to Mr. Richards, valued at $.165 per share. On December 19, 2000 we issued 342,857 shares of restricted common stock to Mr. Richards, valued at $.05 per share. These transactions are reported at "Certain Relationships and Related Transactions." The deferred amount includes a future cash payment of $9,778 and future issuance of 138,462 shares of restricted common stock valued at $.065 per share.

3 $72,000 paid in cash and $48,000 deferred. Deferred compensation is payable by Commercial Concepts under the same conditions as described in Paragraph 1 above.

4  Bonus paid in stock. On December 23, 1999 we issued 147,500 restricted shares
   to  Mr.  Richards,   valued  at  $.08  per  share  as  reported  at  "Certain
   Relationships and Related Transactions."

5  Salary paid in stock. On February 3, 1999 we issued 50,000 shares,  valued at
   $.20  per  share  as   reported  at   "Certain   Relationships   and  Related
   Transactions."

6 $91,664 paid in cash and $18,336 deferred. Deferred compensation is payable by Commercial Concepts to Mr. Adamson under the same conditions as described for Mr. Richards in Paragraph 1 above.

7 $27,018 received and $16,500 deferred. The amount received included $5,652 paid in cash. The remainder of the amount received consisted of restricted common stock. On August 23, 2000 we issued 34,253 restricted shares to Mr. Adamson, valued at $.165 per share. On December 19, 2000 we issued 314,286 restricted shares, valued at $.05 per share. These transactions are reported in "Certain Relationships and Related Transactions". The deferred bonus amount includes a future cash payment of $8,250 and future issuance of 126,953 shares of restricted common stock valued at $.065 per share.

8 $25,305 paid in cash and $47,928 deferred. Deferred compensation is payable by Commercial Concepts to Mr. Adamson under the same conditions as described for Mr. Richards in Paragraph 1 above.

9 Bonus amount consists of $9,900 paid in stock and $25,000 deferred. On December 23, 1999 Commercial Concepts issued 123,750 shares of restricted common stock to Mr. Adamson, valued at $.08 per share as reported at Item "Certain Relationships and Related Transactions." The deferred bonus compensation is payable by Commercial Concepts to Mr. Adamson under the same conditions as described for Mr. Richards in Paragraph 1 above.

10 $91,662 paid in cash and $18,338 deferred

11 $132,465 received and $17,227  deferred.  The amount received included $3,512 paid in cash. The remainder of the amount received consisted of restricted common stock. On March 6, 2000 Mr. Hansen received 450,000 restricted shares of the 500,000 restricted shares awarded to him as an initial signing bonus, valued at $.02 per share. On May 31, 2000 Mr. Hansen received 200,000 restricted shares, valued at $.20 per share, of a total 500,000 issued as additional bonus to Mr. Hansen. The remaining 300,000 restricted shares of this additional bonus, also valued at $.20 per share, were issued to Mr. Hansen on January 2, 2001. These transactions are reported in "Certain Relationships and Related Transactions". The deferred bonus amount includes a future cash payment of $8,977 and future issuance of 126,953 shares of restricted common stock valued at $.065 per share.

12 Bonus amount consisted of 50,000 restricted common shares, valued at $.02. We issued the shares to Mr. Hansen on December 19, 1999 as part of his initial signing bonus.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 15, 2001 by (a) each person known to us to be the beneficial owner of more than 5% of our common shares; (b) each of our directors; (c) each executive officer; and (d) all the directors and executive officers as a group (5 persons). As of May 15, 2001, we had 28,492,589 shares of common stock issued and outstanding.


                                       Security Ownership of Beneficial Owners
----------------------------------------------------------------------------------------------------------------------
                                                                                   Number of              Percent
                 Name                                   Address                  Shares Owned             of Class
---------------------------------------- --------------------------------------- --------------------- ---------------
George E. Richards, Jr.                  1992 S. Chokecherry                          2,490,357             8.7%
                                         Bountiful, UT 84010
---------------------------------------- --------------------------------------- --------------------- ---------------
Scott G. Adamson                         2485 S. Elaine Dr.                           1,635,289             5.7%
                                         Bountiful, UT 84010
---------------------------------------- --------------------------------------- --------------------- ---------------
Karl A. Hansen                           225 South 200 West                           1,424,976             5.0%
                                         Salt Lake City, UT 84101
---------------------------------------- --------------------------------------- --------------------- ---------------
Lee Kunz                                 Denver, CO                                   1,500,000             5.3%
---------------------------------------- --------------------------------------- --------------------- ---------------
Michael C. Lombardi                      755 East Gregg St.  #25                      1,750,000             6.1%
                                         Sparks, NV  89431
---------------------------------------- --------------------------------------- --------------------- ---------------
Michael Verdakis                         47 East 400 South                            1,613,164             5.7%
                                         Salt Lake City, UT 84111
---------------------------------------- --------------------------------------- --------------------- ---------------
The Keshet Fund L.P., Keshet L.P.,       Ragnall House, 18 Peel Road                  9,009,941            31.6%
Nesher Ltd., and Talbiya B. Douglas,     Isle of Man
Investments Ltd(1,2)                     1M1 4L2 United Kingdom
---------------------------------------- --------------------------------------- --------------------- ---------------
All officers and directors                                                            7,050,622            24.7%
as a group  (5 persons)
---------------------------------------- --------------------------------------- --------------------- ---------------

1 May be considered as a single person for purposes of determining beneficial ownership. John Clark is a director of the Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investments Ltd. and makes all investment decisions for those beneficial owners.

2 These selling shareholders may not be required to purchase more than 9.9% of the issued and outstanding shares of Commercial Concepts pursuant to the terms of their agreements with Commercial Concepts.

Item 12. Certain Relationships and Related Transactions

         On December 19, 2000 we issued 342,857 restricted common shares to Richards & Associates, Inc., a Utah corporation, of which our current President and Chief Executive Officer, George E. Richards Jr., is the sole shareholder; 314,286 shares to Scott Adamson, Executive Vice President; 314,286 to Karl Hansen, Chief Financial Officer; and an aggregate of 500,172 shares to all other employees as our year-end employee bonus program.

         On August 23, 2000 we issued 37,367 restricted common shares to Richards & Associates, Inc., a Utah corporation, of which our current President and Chief Executive Officer, George E. Richards, Jr., is the sole shareholder; 34,253 shares to Scott G. Adamson, Executive Vice President; 25,690 shares to Karl Hansen, Chief Financial Officer, and an aggregate of 56,049 shares to three other management employees, in accordance with our six-month management performance incentive program, for the six month period ended June 30, 2000.

         In July of 2000, Lombardi Research Foundation ownership of 4,000,000 of our restricted shares was evenly divided between the Foundation's beneficial control parties, Vince C. Lombardi and Michael Angelo. Subsequent to the share division, Rule 144 filings for sale of the restricted shares have been submitted by Mr. Lombardi and Mr. Angelo for 250,000 shares and 150,000 shares respectively, leaving net ownership of our restricted shares at 1,750,000 for Mr. Lombardi and 1,850,000 for Mr. Angelo. Mr. Angelo has since transferred his shares to Michael Verdakis.

         On October 21, 1999, Karl Hansen accepted an offer to become the Chief Financial Officer of Commercial Concepts. Our offer included a bonus of 500,000 restricted common shares. The bonus was increased by an additional 500,000 shares on May 31, 2000. Mr. Hansen received 200,00 of these shares in May 2000, and the remaining 300,000 shares on January 2, 2001. Between October 21, 1999 and September 30, 2000, Mr. Hansen purchased 85,000 common shares of Commercial Concepts.

         Lee Kunz, a director since April 2000, purchased 300,000 common shares for $24,000 in November 1999, on behalf of L&B Charitable Trust, a Colorado trust. Mr. Kunz, on behalf of L & B Charitable Trust, on or about February 2000 also purchased 500,000 restricted common shares for $75,000. On or about January 2000, Mr. Kunz on behalf of L & B Charitable Trust purchased 200,000 restricted common shares for $20,000. The 200,000 shares acquired by L & B Charitable Trust were a part of the 2,198,000 shares issued to Scott G. Adamson, the Executive Vice President, in August 1999. The shares were endorsed to L & B Charitable Trust in March 2000.

         On or about April 18, 2000, L&B Charitable Trust purchased 500,000 restricted common shares for $100,000. The funds will be remitted to Commercial Concepts at the rate of $20,000 per month over five months. The purchase price also included two-year warrants to purchase an additional 500,000 common shares of Commercial Concepts at a price of $.50 in the first year and $.75 in the second year.

         Ron Poulton, the trustee of Tech Trust, a shareholder owning more than 5% of the outstanding shares of stock, rendered legal services to Commercial Concepts from 1985 to November 1999. Legal fees and expenses paid or payable to Mr. Poulton in the twelve-month period ended February 29, 2000 totaled $28,988 and totaled $57,862 and $5,700 for the fiscal years ended February 28, 1999 and 1998, respectively.

         On December 23, 1999, we issued 147,500 shares of common stock to Richards & Associates, Inc., a Utah corporation, of which George E. Richards, Jr., President and Chief Executive Officer, is the sole shareholder; 123,750 shares to Scott Adamson, Executive Vice President; 69,300 shares to Larry D. Rogers, Vice President; and an aggregate of 134,500 shares to all other employees as year-end employment bonuses.

         On December 15, 1999, we agreed to issue an option to purchase 500,000 shares of common stock, at an exercise price of $.104 per share, to Wilfred Blum, then a director, as repayment of $52,000 of reimbursements and other expenses allegedly owed by us to Mr. Blum. We have negotiated a written agreement regarding the same with Mr. Blum.

         In August of 1999, we reached an oral agreement with Cybercenters International, Inc., a principal shareholder of which is Scott Adamson, an Executive Vice President, to acquire all of the issued and outstanding stock of Cybercenters after February 28, 2000. As part of the transaction, we issued 342,000 shares of stock to three shareholders of Cybercenters in consideration of an oral agreement by such persons to pay an aggregate of $18,642. Mr. Adamson was issued 2,198,000 shares of common stock in consideration of an oral agreement to pay $131,880. At December 8, 2000, $80,880 of the obligation remains outstanding. The foregoing obligations are not due and payable until the stock is sold. Mr. Adamson subsequently endorsed 800,000 of the 2,198,000 common shares issued to him to other investors for the benefit of Commercial Concepts. All funds realized by such sales were remitted directly to us and partially offset Mr. Adamson's indebtedness to us. No interest accrues on the obligations.

         In July of 1999, Richards & Associates, Inc., a Utah corporation, of which Mr. Richards is the sole shareholder, and Wilfred Blum, then a director, each pledged 2,000,000 shares of stock personally held by them (for an aggregate amount of 4,000,000 shares) to Lombardi Research Foundation to secure a short-term loan to Commercial Concepts in the amount of $30,000. The proceeds of the loan were used to finance a business development trip to China and to purchase assets. The loan was to be repaid on or before August 1999. When the loan was not repaid by August 1999, Lombardi Research Foundation caused all 4,000,000 shares to be transferred to it pursuant to a security agreement. The shares pledged by Richards & Associates to secure the loan were issued to it on May 5, 1999 as described below. The shares pledged by Mr. Blum however, were issued to Mr. Blum by our transfer agent at Mr. Blum's request without the approval of the Board of Directors. Since all of the proceeds of the loan were used for our benefit, on December 23, 1999, we issued 2,000,000 shares of common stock to Richards & Associates to replace the shares that were transferred to Lombardi. We did not issue replacement shares to Mr. Blum. We have also implemented certain procedures to prevent the issuance of stock without the approval of the Board of Directors.

         On May 5, 1999, we issued 2,000,000 shares of common stock to Richards & Associates, Inc., a Utah corporation, of which our current Chief Executive Officer and President, George E. Richards, Jr., is the sole shareholder, in consideration of an oral agreement to pay Commercial Concepts $120,000. The obligation is not payable until the shares of stock are sold and no interest accrues on the obligation. The obligation is still outstanding as of December 8, 2000.

         On January 25, 1999, we issued 2,000,000 shares of restricted common stock valued at $.06 per share, for a total amount of $120,000 to Wilfred Blum, then a director and the Chief Executive Officer and President. Of the shares issued, 1,600,000 shares or $96,000 worth of stock was issued for services rendered during the fiscal year ended February 28, 1999, and 400,000 shares, or $24,000 worth of stock was issued to repay cash advances to Commercial Concepts. On or about July 1999, we loaned $12,340 to Mr. Blum. No note was executed for this advance. The loan did not bear interest. The loan was repaid in calendar year 2000.

         On February 3, 1999, we issued 50,000 shares of restricted common stock valued at $.20 per share, for a total amount of $10,000 to Richards & Associates, Inc., a Utah corporation, of which Mr. George E. Richards, Jr., the current Chief Executive Officer and President, is the sole shareholder, for services rendered by Mr. Richards to Commercial Concepts during the fiscal year ended February 29, 1999.

Item 13.  Exhibits and Reports on Form 10-KSB

Exhibit No.     SEC Reference Document
-----------     ----------------------
     2.1        Articles of Incorporation*
     2.2        Bylaws*
     4.1        Convertible Notes***
     4.2        Warrants***
     10.1       Lease Agreement, dated November 10, 1999*
     10.2       Office Building Lease, dated February 18, 1999*
     10.3       First Amendment to Office Building Lease, dated October 5, 1999*
     10.4       Agreement to Develop Software, dated June 27, 1999*
     10.5       Settlement Agreement and General Release with Larry Rogers**
     10.6       Commercial Concepts, Inc. Bonus Plan***
     10.7       Intermountain Health Care Agreement***
     24.1       Consent of Fitzgerald Sanders, LLC
     24.3       Consent of Christensen & Duncan, CPAs, LC

                * Incorporated by reference from Registration Statement on Form 10, as filed on March 6, 2000
                ** Incorporated by reference from Form 10-KSB, as filed on
                   May 30, 2000
                ***Incorporated by reference from SB-2 Registration Statement as filed May 14, 2001

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Commercial Concepts, Inc.


May 25, 2001
                                               By  /s/ George Richards Jr.
                                                  -----------------------------
                                                  George Richards, Jr.
                                                  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 25, 2001                                   By  /s/ Scott Adamson
                                                  -----------------------------
                                                  Scott Adamson
                                                  Executive Vice-President

May 25, 2001                                   By  /s/ Karl Hansen
                                                  -----------------------------
                                                  Karl Hansen
                                                  Chief Financial Officer

                            Commercial Concepts, Inc.

                              Financial Statements
                                       and
                          Notes to Financial Statements

                  As of February 28, 2001 and February 29, 2000
                          and for the years then ended

                        With Independent Auditors' Report

                                    Contents

Independent Auditors' Report - Christensen & Duncan ......................  F-2
Independent Auditors' Report - Fitzgerald Sanders.........................  F-3

Financial Statements:
    Balance Sheets as of February 28, 2001 and February 29, 2000..........  F-4
    Statements of Operations for the years ended February 28, 2001 and February 29, 2000...............................................  F-5
    Statement of Stockholders' Deficit for the years ended February
      28, 2001 and February 29, 2000......................................  F-6
    Statements of Cash Flows for the years ended February 28, 2001 and
      February 29, 2000...................................................  F-7
    Notes to Financial Statements.........................................  F-8

                          Christensen & Duncan CPAs, LC
                          Certified Public Accountants

  (801) 944-4020 Mobile (801) 597-3207 Fax (801) 944-4866 slcpas@integrity.com
            7086 South Highland Dr. #200 / Salt Lake City, Utah 84121


                          Independent Auditors' Report

Board of Directors
Commercial Concepts, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Commercial Concepts, Inc. as of February 28, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended February 29, 2000, were audited by other auditors whose report, dated May 17, 2000, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Concepts, Inc. as of February 28, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has current liabilities in excess of current assets, has a net stockholders' deficit and has incurred substantial operating losses, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ CHRISTENSEN & DUNCAN CPA's LC

CHRISTENSEN & DUNCAN CPA's LC
May 10, 2001

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

/s/ Fitzgerald Sanders, LLC

Fitzgerald Sanders, LLC
Salt Lake City, Utah
May 17, 2000

                                      F-3

                            COMMERCIAL CONCEPTS, INC.
                                 BALANCE SHEETS
                     February 28, 2001 and February 29, 2000

                                                                           February 28,     February 29,
                                                                                   2001            2000
                                                                         ----------------  --------------
       ASSETS

       CURRENT ASSETS
            Cash in bank                                                 $          1,621  $      31,171
            Accounts receivable                                                    11,548         37,811
            Employee advances                                                      11,700
            Prepaid expenses                                                        1,683           6,991
                                                                         ----------------  --------------
              Total current assets                                                 26,552          75,973
                                                                         ----------------  --------------

       PROPERTY AND EQUIPMENT
            Property and equipment                                                118,228          93,140
            Less: accumulated depreciation                                        (47,995)        (22,810)
                                                                         ----------------  --------------
               Property and equipment, net                                         70,233          70,330
                                                                         ----------------  --------------

       OTHER ASSETS
            Investment in software development                                    550,291
               Deposits                                                             7,217             100
                                                                         ----------------  --------------
                    Total other assets                                            557,508             100
                                                                         ----------------  --------------
       TOTAL ASSETS                                                      $        654,293  $      146,403
                                                                         ================  ==============


       LIABILITIES AND STOCKHOLDERS' DEFICIT

       CURRENT LIABILITIES
            Accounts payable                                              $        88,030  $      269,265
            Accrued salaries                                                      301,622
            Accrued interest                                                        8,418

            Current portion of long-term debt                                       4,850           4,514
            Short-term debt                                                       167,988          45,000
                                                                         ----------------  --------------
              Total current liabilities                                           570,908         318,779
                                                                         ----------------  --------------

       LONG TERM DEBT                                                             830,172          17,432

       STOCKHOLDERS'  DEFICIT
            Common stock, $.001 par value, 75,000,000 shares
            authorized, 28,197,590 and 23,683,630 shares issued
            and outstanding, respectively                                          28,198          23,683

            Common stock subscription receivable                                 (200,880)       (225,922)


            Additional paid-in capital                                          2,807,473       2,015,357
            Accumulated deficit                                                (3,381,578)     (2,002,926)
                                                                         ----------------  --------------
                Total Stockholders' Deficit                                      (746,787)       (189,808)
                                                                         ----------------  --------------
       TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                      $        654,293  $      146,403
                                                                         ================  ==============

                 See accompanying notes to financial statements

                            COMMERCIAL CONCEPTS, INC.
                        STATEMENTS OF OPERATIONS for the
              Years Ended February 28, 2001 and February 29, 2000


                                                                              2001                2000
                                                                              ----                ----
     REVENUES:
              Sales                                                      $         70,104  $      261,263
              Less cost of goods sold                                               5,078          81,797
                                                                         ----------------  --------------
              Gross Profit                                                         65,026         179,466

     EXPENSES:
           General and Administrative Expenses                                    903,836         847,527

           Services provided for common stock                                     458,882         158,642

           Depreciation                                                            25,185          15,597
                                                                         ----------------  --------------

           Total Expenses                                                       1,387,903       1,021,766
                                                                         ----------------  --------------

     NET LOSS FROM OPERATIONS                                                  (1,322,877)       (842,300)

     OTHER INCOME:
           Interest income                                                            568          15,806
              Other income                                                          8,607
              Interest expense                                                    (64,950)         (5,510)
                                                                         ----------------  --------------

     NET LOSS BEFORE INCOME TAXES                                              (1,378,652)       (832,004)

     PROVISION  FOR INCOME TAXES                                                        -               -

     NET LOSS                                                            $     (1,378,652) $     (832,004)
                                                                         ================  ==============
     NET LOSS PER COMMON SHARE:

     Weighted Average Shares Outstanding:
               Basic                                                           25,999,966      16,640,080
               Diluted                                                         25,999,966      16,640,080

     Net Loss per Common Share:
                Basic                                                    $          (.053) $        (.050)

                Diluted                                                  $          (.053) $        (.050)

                 See accompanying notes to financial statements

                            COMMERCIAL CONCEPTS, INC.

                     STATEMENT OF STOCKHOLDERS' DEFICIT for
             the Years Ended February 28, 2001 and February 29, 2000

                                                                   Common Stock         Additional                     Common Stock
                                                               ----------------------    Paid-in       Accumulated     Subscription
                                                                Shares         Amount    Capital         Deficit        Receivable
                                                                ------         ------    ---------       -------        ----------
Balance, March 1, 1999                                         9,136,280      $  9,136  $  1,231,580   $(1,170,922)

Issuance of common stock for cash and receivable               2,400,000         2,400       309,600             -             -

Issuance of common stock for various technology                  700,000           700        79,600             -             -

Issuance of common stock for loan inducement fee                 100,000           100         9,900             -             -

Issuance of common stock for litigation settlement               360,000           360        11,100             -             -

Issuance of common stock for services                          6,747,350         6,747       151,895             -             -

Stock subscription receivable                                  4,240,000         4,240       221,682             -    $ (225,922)

Net loss                                                               -             -             -      (832,004)            -
                                                            --------------------------------------------------------
Balance, February 29, 2000                                    23,683,630        23,683     2,015,357    (2,002,926)     (225,922)

Issuance of common stock for services at various dates         3,628,960         3,630       455,252             -             -

Issuance of common stock for cash at various dates               900,000           900       309,675             -             -

Beneficial note conversion feature                                     -             -        27,174             -             -

Payment received on stock subscription receivable                      -             -             -             -        25,042

Cancellation of shares                                           (15,000)          (15)           15             -             -

Net loss                                                               -             -             -    (1,378,652)            -
                                                              ----------      ---------  -----------   -----------    ----------
Balance, February 28, 2001                                    28,197,590      $  28,198  $ 2,807,473   $(3,381,578)   $ (200,880)
                                                              ==========      =========  ===========   ===========    ==========

                 See accompanying notes to financial statements


                            COMMERCIAL CONCEPTS, INC.
                        STATEMENTS OF CASH FLOWS for the
               Years Ended February 28, 2001 and February 29, 2000

                                                                 2001                2000
                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (1,378,652)     $       (832,004)
Non-cash items included in net loss:
Services, fees and settlements paid in stock                      458,882               260,402
 Depreciation                                                      25,185                15,597
 Interest expense on convertible note conversion
  feature                                                          27,174                     -

Changes in assets and liabilities:
 Prepaid expenses                                                   5,308                (6,991)
 Accounts receivable                                               26,263               (37,811)
 Employee advances                                                (11,700)               12,340
 Inventory                                                              -                 4,500
 Accounts payable                                                (181,235)               51,241
 Accrued expenses                                                 314,890               162,363
                                                          ---------------------------------------

 Net cash flows used in operating activities                     (713,885)             (370,363)
                                                          ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in deposits                                              (7,117)                    -
 Increase in investment in software development                  (550,291)                    -
 Purchase of equipment                                            (25,088)              (32,537)
                                                          ---------------------------------------
 Net cash flows used in investing activities                     (582,496)              (32,537)
                                                          ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash proceeds from sale of stock                                 310,575               312,000
 Stockholder loans                                                 25,042                     -
 Net proceeds from short-term debt                                118,474                     -
 Net proceeds from long-term debt                                 812,740                44,376
                                                          ---------------------------------------

 Net cash flows from financing activities                       1,266,831               356,376
                                                          ---------------------------------------

NET DECREASE IN CASH                                              (29,550)              (46,524)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                                            31,171                77,695
                                                          ---------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $         1,621     $          31,171
                                                          =======================================

SUPPLEMENTAL INFORMATION:
CASH PAID DURING THE YEAR FOR:
 Interest                                                 $        56,532     $           5,510
                                                          =======================================
 Income taxes                                             $           100     $             100
                                                          =======================================

                 See accompanying notes to financial statements

                            COMMERCIAL CONCEPTS, INC.

                      NOTES TO FINANCIAL STATEMENTS for the
               Years Ended February 28, 2001 and February 29, 2000

NOTE 1  - THE COMPANY

Business Operations Commercial Concepts, Inc. (The Company) creates proprietary software platforms. From these platforms individual internet related database software products are developed. As each product completes beta testing, the Company seeks a distribution partner to market and provide ongoing support for the product.

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

Property and Equipment - The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets.

         As of February 28, 2001 and February 29, 2000, property and equipment consisted of the following:

                                                 2001             2000
                                                 ----             ----
                  Leasehold improvements        $7,000           $7,000
                  Equipment                     99,055           73,967
                  Furniture and fixtures        12,173           12,173
                                                ------           ------
                           Total              $118,228        $  93,140
                                              ========        =========

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

Net Income (Loss) per Common Share - Basic net income (loss) per common share is computed based upon the average number of common shares outstanding during the period. The diluted per share computation adds to the weighted average common shares outstanding the incremental increase in shares due to outstanding common stock equivalents (options, warrants etc.) unless such common stock equivalents are considered anti-dilutive.

                            COMMERCIAL CONCEPTS, INC.

                      NOTES TO FINANCIAL STATEMENTS for the
               Years Ended February 28, 2001 and February 29, 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification - Certain items on the February 29, 2000 financial statements have been reclassified to conform to classifications adopted in 2001.

NOTE 3  - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets, has a net stockholders' deficit and has incurred substantial operating losses, all of which raise substantial doubt about its ability to continue as a going concern.

In order to develop additional working capital and attract continued equity investment, the Company has reorganized management, formulated a new business plan, and developed and marketed new business products. On or about July 18, 2000, the company initiated a borrowing relationship with a private investment group (see Notes 6 and 9). Through February 28, 2001, the Company has borrowed $500,000 under the terms of two $250,000 convertible notes payable. In addition, $300,000 was borrowed on December 3, 2000 from this investment group. Management believes that the actions presently being taken will provide the opportunity for the Company to continue as a going concern.

NOTE 4  -  INCOME TAXES

Deferred tax assets at February 28, 2001 and February 29, 2000, consisted of the following:

                                                 2001                2000
                                                 ----                ----
     Deferred tax asset arising from:

     Net operating loss carryforwards         $1,100,000       $   623,431
     Less allowance valuation at 100%         (1,100,000)         (623,431)
                                              ----------       -----------

       Deferred tax asset                     $     NONE       $      NONE
                                              ==========       ===========

The Company has unused net operating loss carry forwards of approximately $3,000,000 to offset future taxable income which expire at various times and amounts through 2021.

NOTE 5 - SHORT-TERM AND LONG-TERM DEBT

Short-term debt consisted of the following at February 28, 2001 and February 29, 2000:

                                                                          2001           2000
                                                                          ----           ----
Notes payable (non-collateralized) to individual dated June 22,
2000 through February 16, 2001, due at various dates through
February 5, 2002, plus all accrued interest at 15%.                   $   68,500

Note payable to individual dated November 3, 2000, collateralized by 200,000 shares of the Company's common stock, payable on
demand plus all accrued interest at 15%.                                  15,000


                            COMMERCIAL CONCEPTS, INC.

                      NOTES TO FINANCIAL STATEMENTS for the
               Years Ended February 28, 2001 and February 29, 2000

NOTE 5 - SHORT-TERM AND LONG-TERM DEBT  (CONTINUED)

Short-term debt (continued)
Note payable (non-collateralized) to individual dated June 15,
2000 payable on demand plus all accrued interest at 10%.                  42,988

Note payable to limited partnership dated February 2001,
collateralized by 571,250 shares of the Company's common stock,
payable on March 15, 2001 plus all accrued interest at 12%.               30,000

Note payable to corporation (non-collateralized) dated January
23, 2001 due on demand plus all accrued interest at 10%.                  10,000

Notes payable to three individuals paid in full during the year
ended February 28, 2001 plus all accrued interest at 10%.                            $   45,000

Other                                                                     15,000
                                                                      ----------     ----------
Total                                                                 $  167,988     $   45,000
                                                                      ==========     ==========

Long-term debt consisted of the following at February 28, 2001 and February 29, 2000:

                                                                         2001          2000
                                                                         ----          ----

Convertible notes payable to private investment group with
$250,000 due on July 20, 2003 and $250,000 due on September 20,
2003 plus all accrued interest at 6% (see Note 6).                  $    514,712

Convertible note payable to private investment group due December
3, 2003 plus all accrued interest at 8% (see Note 6).                    305,918

Capital leases (see Note 8).                                              14,392     $   21,946
                                                                    ------------     ----------

Total                                                                    835,022         21,946

Less current-portion                                                      (4,850)        (4,514)
                                                                    ------------     ----------
Long-term portion                                                   $    830,172     $   17,432
                                                                    ============     ==========

Long term debt as of February 28, 2001 is scheduled to mature as follows:

         Year ended February 28:

           2002                    $     4,850
           2003                          5,000
           2004                        825,172
                                   -----------
           Total                   $   835,022
                                   ===========

                            COMMERCIAL CONCEPTS, INC.

                      NOTES TO FINANCIAL STATEMENTS for the
               Years Ended February 28, 2001 and February 29, 2000

NOTE 6 -  CONVERTIBLE NOTES PAYABLE AND OTHER EQUITY INSTRUMENTS

Through February 28, 2001, the Company issued to a private investment group two $250,000, 6% convertible notes due July 20, 2003 and September 20, 2003, respectively. The notes are convertible into common shares of the Company based upon the three lowest closing prices for the Company during the thirty trading days prior to the date of the note, or the three lowest closing prices during the sixty trading days prior to the conversion date. In accordance with Emerging Issues Task Force No. 98-5, the Company recorded interest expense and a corresponding increase to additional paid-in capital in the amount of $27,174 in connection with the beneficial conversion feature during the year ended February 28, 2001. The Company retains a redemption clause in the notes that allow the Company to repurchase the notes upon payment of 130% of the note's face value, plus accrued interest. In addition, the Company issued warrants to purchase 850,000 shares of the Company's common stock at an exercise price of $0.4375, in connection with the issuance of the first $250,000 note and warrants to purchase 850,000 shares were issued at an exercise price of $.1925, in connection with the second $250,000 note, which exercise prices approximated the fair market value of the Company's common stock.

On December 3, 2000, the Company received $300,000 from a private investment group under the terms of a convertible 8% note payable due December 3, 2003. In connection therewith, the Company issued 750,000 five-year warrants having an exercise price of $0.115.

On March 7, 2001 the Company issued warrants to purchase 40,816 shares of the Company's common stock at $.175 in connection with a short-term $50,000 note payable entered into on March 1, 2001.

Four employees including two officers of the Company have the option to convert accrued salaries in the amount of $151,059 into 1,575,893 shares of the Company's common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended February 28, 2001, L&B Charitable Trust purchased 500,000 restricted common shares of the Company for $100,000. The purchase price also included two-year warrants to purchase an additional 500,000 common shares of the Company at an exercise price of $0.50 in the first year and $0.75 in the second year.

During the year ended February 28, 2001, the Company issued 2,018,739 restricted shares of common stock to three officers of the Company for services.

                            COMMERCIAL CONCEPTS, INC.

                      NOTES TO FINANCIAL STATEMENTS for the
               Years Ended February 28, 2001 and February 29, 2000

NOTE 8 - LEASE COMMITMENTS

As of February 28, 2001, the Company leased office space and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases are as follows:

                                                    Operating          Capital
                                                      Leases            Leases
                                                      ------            ------

        2002   ...................................   $    78,379     $   8,064
        2003   ...................................        81,737         8,064
        2004   ...................................        85,162         8,064
        2005   ...................................             -         2,181
                                                      ----------     ---------
        Total minimum lease payments                  $  245,278        26,373
                                                      ==========

        Less amount representing interest                               11,981
                                                                     ---------

        Present value of net minimum lease payments                     14,392

        Less current portion                                             4,850
                                                                     ---------

            Total                                                    $   9,542
                                                                     =========

As  of  February  28,  2001,   the  Company  has   equipment   purchased   under
non-cancelable   capital   leases  with  a  cost  of  $22,570  and   accumulated
amortization of $5,556.

NOTE 9 - Subsequent Event

On July 18, 2000 the Company initiated a $6.5 million equity line of credit with a private investment group. Full implementation of the credit line required the Company to submit an appropriate SB-2 registration statement to the Securities and Exchange Commission (SEC). This SB-2 registration statement was filed with the SEC in September 2000. In March 2001 the Company received notification from the SEC that the registration cannot be approved if the financing structure remains as an equity line of credit. As a result, the Company and the private investment group have agreed that the SB-2 registration should be amended to reflect only the first two disbursements that were made under the equity line, in the form of convertible notes (see note 6). The amended SB-2 was filed with the SEC in April 2001. The investment group has agreed to continue financial support for the Company. An additional convertible note for $300,000 was executed in April 2001, between the investment group and the Company. An agreement formalizing the revised financing terms is currently being negotiated.