Form 10QSB
period 2001-05-31
COMMERCIAL CONCEPTS INC
filed 2001-07-16
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the quarterly period ended May 31, 2001


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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2001: 28,837,726


Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                            Financial Statements and
                            Supplementary Information

                            Commercial Concepts, Inc.

                 As of May 31, 2001 (Unaudited) and February 28,
             2001 and for the (Unaudited) three months ended May 31,
                                  2001 and 2000
                         With Accountants' Review Report

                           Accountants' Review Report

Board of Directors
Commercial Concepts, Inc.
Salt Lake City, Utah

We have reviewed the accompanying balance sheet of Commercial Concepts, Inc. as of May 31, 2001 and the related statements of operations, stockholders' deficit and of cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Concepts, Inc. The balance sheet of the Company as of February 28, 2001 was previously audited and our report dated May 10, 2001 expressed an unqualified opinion on the February 28, 2001 balance sheet and included an explanatory paragraph concerning the Company's ability to continue as a going concern. The statement of operations and of cash flows for the three months ended May 31, 2000 were reviewed by other accountants whose report dated August 17, 2000 stated that they were not aware of any material modifications that should be made to such May 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principals.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying May 31, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has current liabilities in excess of current assets, a net stockholders' deficit and has incurred substantial operating losses, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

CHRISTENSEN & DUNCAN CPA's LC
July 13, 2001

                            COMMERCIAL CONCEPTS, INC.
                                 BALANCE SHEETS
                       May 31, 2001 and February 28, 2001

                                                                      May 31,         February 28,
                             ASSETS                                     2001              2001
                                                                  --------------     --------------
                                                                    (Unaudited)

CURRENT ASSETS
     Cash in bank                                                 $       10,261     $        1,621
     Accounts receivable                                                   6,806             11,548
     Employee advances                                                    11,700             11,700
     Prepaid expenses                                                        933              1,683
                                                                  --------------     --------------
       Total current assets                                               29,700             26,552

PROPERTY AND EQUIPMENT
     Property and equipment                                              123,249            118,228
     Less: accumulated depreciation                                      (55,004)           (47,995)
                                                                  --------------     --------------
        Property and equipment, net                                       68,245             70,233
                                                                  --------------     --------------

OTHER ASSETS
     Investment in software development                                  551,541            550,291
     Deposits                                                              7,217              7,217
                                                                  --------------     --------------
            Total other assets                                           558,758            557,508
                                                                  --------------     --------------

TOTAL ASSETS                                                      $      656,703    $       654,293
                                                                  ==============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $      439,932     $      398,070
     Current portion of long-term debt                                     4,850              4,850
     Short term debt                                                     258,488            167,988
                                                                  --------------     --------------
       Total current liabilities                                         703,270            570,908
                                                                  --------------     --------------
LONG TERM DEBT                                                         1,144,059            830,172
                                                                  --------------     --------------

STOCKHOLDERS'  DEFICIT
     Common stock, $.001 par value, 75,000,000 shares
     authorized, 28,837,726 and 28,197,590 shares issued
     and outstanding, respectively                                        28,838             28,198
     Due from shareholders for sale of Company stock                    (200,880)          (200,880)
     Additional paid-in capital                                        2,889,833          2,807,473
     Accumulated deficit                                              (3,908,417)        (3,381,578)
                                                                  --------------     --------------
         Total Stockholders' Deficit                                  (1,190,626)          (746,787)
                                                                  --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                      $      656,703     $      654,293
                                                                  ==============     ==============

  See accompanying notes to financial statements and accountants' review report

                            COMMERCIAL CONCEPTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                    Three Months Ended May 31, 2001 and 2000

                                                               Three months ended  Three months ended
                                                                      May 31,            May 31,
                                                                       2001               2000
                                                                  --------------      -------------
REVENUES:
         Sales                                                    $        9,092      $      18,207
         Less cost of goods sold                                           6,817              4,558
                                                                  --------------      -------------
         Gross Profit                                                      2,275             13,649


EXPENSES:
      General and Administrative Expenses                                420,415            196,135
      Services provided for in common stock                               33,000            153,298
      Depreciation                                                         7,009              5,506
      Interest                                                            68,926                  -
                                                                  --------------      -------------
      Total Expenses                                                     529,350            354,939
                                                                  --------------      -------------

NET LOSS FROM OPERATIONS                                                (527,075)          (341,290)


OTHER INCOME:
      Interest                                                               111                512
      Other                                                                  125                  -
                                                                  --------------      -------------

NET LOSS BEFORE INCOME TAXES                                            (526,839)          (340,778)

PROVISION FOR INCOME TAXES                                                     -                  -

NET LOSS                                                          $     (526,839)     $    (340,778)
                                                                  ==============      =============

NET LOSS PER COMMON SHARE:
Weighted Average Shares Outstanding:
          Basic                                                       28,517,658         25,187,347
          Diluted                                                     28,517,658         25,187,347

Net Loss per Common Share:
           Basic                                                           (.018)             (.014)
           Diluted                                                         (.018)             (.014)


 See accompanying notes to financial statements and accountants' review report.

                            COMMERCIAL CONCEPTS, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                         Three Months Ended May 31, 2001

                                                                           Paid - In
                                                   Common Stock            Capital in
                                                   ------------            Excess of    Accumulated
                                               Shares         Amount       Par Value     Deficit
                                               ------         ------       ---------     -------
Balance, February 28, 2001                 28,197,590     $   28,198   $  2,807,473   $(3,381,578)

Issuance of common stock for services         300,000            300         32,700             -

Issuance of common stock for cash             340,136            340         49,660             -

Net loss for three months ended
 May 31, 2001                                       -              -              -      (526,839)
                                           ----------     ----------   ------------   -----------
Balance, May 31, 2001                      28,837,726     $   28,838   $  2,889,833   $(3,908,417)
                                           ==========     ==========   ============   ===========

 See accompanying notes to financial statements and accountants' review report.

                            COMMERCIAL CONCEPTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Three Months Ended May 31, 2001 and 2000

                                                                       2001               2000
                                                                 ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                 $      (526,839)   $      (340,778)

        Non cash items included in net loss:
          Services paid in stock                                          33,000            153,298
          Depreciation                                                     7,009              5,506
          Interest expense recorded as an addition
            to notes payable                                              91,207                  -

        Changes in operating assets and liabilities:
          Prepaid expenses                                                   750             (3,013)
          Accounts receivable & advances                                   4,742             22,386
          Accounts payable and accrued expenses                           55,042             (7,632)
                                                                 ---------------    ---------------

          Net Cash Flows used in Operating Activities                   (335,089)          (170,233)

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase in investment in software development                  (1,250)           (73,997)
          Purchase of equipment                                           (5,021)            (3,790)
                                                                 ---------------    ---------------
          Net Cash Flows used in Investing Activities                     (6,271)           (77,787)
                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Cash proceeds from sale of stock                                50,000            220,500
          Stockholder loans, net                                               -              2,870
          Proceeds from long-term debt                                   300,000                  -
                                                                 ---------------    ---------------
          Net Cash Flows from Financing Activities                       350,000            223,370
                                                                 ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                            8,640            (24,650)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                  1,621             31,171
                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $        10,261    $         6,521
                                                                 ===============    ===============

SUPPLEMENTAL INFORMATION:
CASH PAID DURING THE PERIOD FOR INTEREST                         $        30,369    $         7,693
                                                                 ===============    ===============

 See accompanying notes to financial statements and accountants' review report.

                            COMMERCIAL CONCEPTS, INC
                     NOTES TO REVIEWED FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MAY 31, 2001

NOTE 1  -  THE COMPANY AND BASIS OF PRESENTATION

The Company Commercial Concepts, Inc. (The Company) creates proprietary software platforms. From these platforms individual internet related database software products are developed. As each product completes beta testing the Company seeks a distribution partner to market and provide ongoing support for the product.

The Company has elected a February fiscal year end for accounting and reporting purposes.

The accompanying interim financial statements of the Company are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of the results for the respective full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of Form 10KSB for the year ended February 28, 2001 as filed with the Securities and Exchange Commission.

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

As of May 31, 2001 and February 28, 2001 property and equipment consisted of the following:

                                 May 31, 2001           February 28, 2001
                                 (unaudited)
Leasehold improvements          $      7,000                $    7,000
Equipment                            104,076                    99,055
Furniture & fixtures                  12,173                    12,173
                                ------------                ----------
      Totals                    $    123,249                $  118,228
                                ============                ==========


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

Revenue Recognition - For the quarters ended May 31, 2001 and 2000, sales represented miscellaneous sales of computer hardware and or multi-media projects. It is anticipated that future sales will consist primarily of royalty payments from distributors of the Company's Picturebase Medical product and or advertising revenues associated with the Company's Wavescreen software. Future revenues will be recognized by the Company as royalties are earned upon sales by the distributors of the Company's Picturebase Medical product and or over the course of the contract associated with the Company's Wavescreen software.

                            COMMERCIAL CONCEPTS, INC
                     NOTES TO REVIEWED FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MAY 31, 2001


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

In order to develop additional working capital and attract continued equity investment, the Company has reorganized management, formulated a new business plan, and developed and marketed new business products. On or about July 18, 2000, the Company initiated a borrowing relationship with a private investment group (see Notes 5 and 7). Through May 31, 2001, the Company has borrowed $800,000 under the terms of three convertible long-term notes payable. In addition, $500,000 was borrowed on June 14, 2001 from this investment group and an additional $300,000 was borrowed on December 3, 2000 from a different investment group. Management believes that the actions presently being taken will provide the opportunity for the Company to continue as a going concern.

NOTE 4  -  INCOME TAXES

Deferred tax assets at May 31, 2001 and February 28, 2001, consisted of the following:

                                              May 31, 2001    February 28, 2001
                                               (Unaudited)

     Deferred tax asset arising from:
     Net operating loss carryforwards         $  1,300,000       $  1,100,000
     Less allowance valuation at 100%           (1,300,000)        (1,100,000)
                                              ------------       ------------
       Deferred tax asset                     $       NONE       $       NONE
                                              ============       ============

The Company has unused net operating loss carry forwards of approximately $3,500,000 to offset future taxable income which expire at various times and amounts through 2021.

                            COMMERCIAL CONCEPTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MAY 31, 2001


NOTE 5 - SHORT-TERM AND LONG-TERM DEBT

Short-term debt consisted of the following at May 31, 2001 and February 28, 2001:

                                                         May 31,
                                                          2001      February 28,
                                                       (Unaudited)      2001
                                                       -----------  -----------
Notes payable (collateralized by one-million shares of
the Company's common stock ) to individual dated June
22, 2000 through April 12, 2001, due at various dates
through April 12, 2002, plus all accrued interest at
15%.                                                      $ 90,500     $ 68,500


Note payable to individual dated November 3, 2000,
collateralized by 200,000 shares of the Company's
common stock, payable on demand plus all accrued
interest at 15%.                                            15,000       15,000

Note payable (non-collateralized) to individual dated
June 15, 2000 payable on demand plus all accrued
interest at 10%.                                            42,988       42,988

Note payable to limited partnership dated February
2001, collateralized by 571,250 shares of the Company's
common stock, payable on March 15, 2001 plus all
accrued interest at 12%.                                                 30,000


Note payable to corporation (non-collateralized) dated
January 23, 2001 due on demand plus all accrued
interest at 10%.                                            10,000       10,000

Note payable to Corporation (non-collateralized) dated
May 25, 2001 due on demand plus all accrued interest at
12%.                                                       100,000

Other                                                            -        1,500
                                                          --------     --------
Total                                                     $258,488     $167,988
                                                          ========     ========


Long-term debt consisted of the following at May 31, 2001 and February 28, 2001:

                                                         May 31,
                                                          2001      February 28,
                                                       (Unaudited)      2001
                                                       -----------  -----------

Convertible notes payable to private investment
group with $250,000 due on July 20, 2003, and
$250,000 due on September 20, 2003 and $300,000
due on April 19, 2004 plus all accrued interest at
6% to 8% (see Note 7).                                 $   823,762  $   514,712

Convertible note payable to private investment
group due December 3, 2003 plus all accrued
interest at 8% (see Note 7).                               311,967      305,918

Capital leases (see Note 8).                                13,180       14,392
                                                       -----------  -----------
Total                                                    1,148,909      835,022

Less current-portion                                        (4,850)      (4,850)
                                                       -----------  -----------
Long-term portion                                      $ 1,144,059  $   830,172
                                                       ===========  ===========

                            COMMERCIAL CONCEPTS, INC
                     NOTES TO REVIEWED FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MAY 31, 2001


NOTE 5 - SHORT-TERM AND LONG-TERM DEBT (CONTINUED)

Long term debt as of May 31, 2001 is scheduled to mature as follows:

         Year ended May 31,
           2002                        $     4,850
           2003                              5,000
           2004                          1,139,059
                                       -----------
           Total                       $ 1,148,909
                                       ===========

NOTE 6 - LOANS RECEIVABLE FROM SHAREHOLDERS FOR SALE OF COMPANY STOCK

The following summarizes receivable amounts due to the Company for sale of common stock:

                  2,000,000 shares issued May 5, 1999 to a
                  Company officer valued at $.06 per share          $  120,000

                  1,598,000 shares issued August 9, 1999 to a
                  Company officer, valued at $.06 per share.            80,880

                  Remaining balance due                              $ 200,880

NOTE 7 -  CONVERTIBLE NOTES PAYABLE AND OTHER EQUITY INSTRUMENTS

Through May 31, 2001, the Company issued to a private investment group two $250,000, 6% convertible notes due July 20, 2003 and September 20, 2003, and one $300,000, 8% convertible note due April 19, 2004. The notes are convertible into common shares of the Company based upon the three lowest closing prices for the Company during the thirty trading days prior to the date of the note, or the three lowest closing prices during the sixty trading days prior to the conversion date. The Company retains a redemption clause in the notes that allow the Company to repurchase the notes upon payment of 130% of the note's face value, plus accrued interest. In addition, the Company issued warrants to purchase 850,000 shares of the Company's common stock at an exercise price of $0.4375 in connection with the issuance of the first $250,000 note, warrants to purchase 850,000 shares issued at an exercise price of $.1925, in connection with the second $250,000 note and warrants to purchase 510,000 shares issued at an exercise price of $.09 in connection with the issuance of the $300,000 note, which exercise prices approximated the fair market value of the Company's common stock. In addition, on June 14, 2001, the Company borrowed an additional $500,000 under an 8% convertible note and issued in connection therewith warrants to purchase 500,000 shares at $.10 per share.

On December 3, 2000, the Company received $300,000 from a private investment group under the terms of a convertible 8% note payable due December 3, 2003. In connection therewith, the Company issued 750,000 five-year warrants having an exercise price of $0.115.

On March 7, 2001 the Company issued warrants to purchase 40,816 shares of the Company's common stock at $.175 in connection with a short-term $50,000 note payable entered into on March 1, 2001. The note was converted into 340,136 shares of the Company's common stock during the three months ended May 31, 2001.

Four employees including two officers of the Company have the option to convert accrued salaries in the amount of $151,059 into 1,575,893 shares of the Company's common stock.

                    COMMERCIAL CONCEPTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MAY 31, 2001


NOTE 8 - LEASE COMMITMENTS

As of May 31, 2001, the Company leased office space and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases are as follows:

                                                        Operating       Capital
            Year ended May 31,                            Leases         Leases
                                                        ---------       -------
            2002   ...................................  $   77,421     $  8,064
            2003   ...................................      80,514        8,064
            2004   ...................................      62,181        8,064
            2005   ...................................           -        2,181
                                                        ----------     --------
            Total minimum lease payments                $  220,116       26,373
                                                        ==========
            Less amount representing interest                            13,193
                                                                       --------

            Present value of net minimum lease payments                $ 13,180
                                                                       ========


As of May 31, 2001,  the Company has equipment  purchased  under  non-cancelable
capital  leases  with  a  cost  of  $22,570  and  accumulated   amortization  of
approximately $4,000.

                       MANAGEMENT DISCUSSION AND ANALYSIS

         Sales decreased by $9,115 to $9,092 for the three months ended May 31, 2001 from $18,207 for the three months ended May 31, 2000. The decrease in sales is the result of the Company's emphasis on completing its software products in preparation for Summer, 2001 commercial rollout.

         General and Administrative Expenses increased by $224,280 to $420,415 in the three months ended May 31, 2001 from $195,135 in the comparable period in 2000. This increase was largely offset by a $120,298 decline in Services provided for in common stock between the periods, from $153,298 to $33,000. The Company is providing compensation in cash and is issuing fewer common shares for services in lieu of cash. The overall increase in General and Administrative Expenses includes increased employment to expedite the Company's development efforts. Legal expenses also increased, reflecting additional funding, SEC submittals and patent registration efforts.

         The Company capitalized $1,250 in product development expenditures in the three months ended May 31, 2001. The modest level of capitalization (versus $231,997 capitalized for the comparable period in ending May 31, 2000) illustrates the Company's belief that beta testing of the Company's current products is complete, and that technical and commercial feasibility has been proven to the satisfaction of Commercial Concepts, Inc.

         Interest expense increased to $68,926 for the three months ended May 31, 2001 from zero for the three months ended May 31, 2000. The increase reflects substantial interest charges incurred in obtaining funding to maintain the Company's operations. Each convertible debt placement by the Company incurs certain fees, some of which fees are recorded as a one-time interest charge in the period incurred.

                         LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2001, the Company had cash and other current assets of $29,700 compared to cash and other current assets of $26,552 at May 31, 2000. A increase of $8,640 in cash is partially offset by a decrease of $4,742 in accounts receivable.

         The Company received funding from the issuance of a $300,000 three year 8% note convertible into shares of the Company's common stock in accordance with terms and conditions detailed in Note 7. A total of 510,000 five-year warrants with an exercise price of $0.09 were also issued in connection with this note. The Company also received funds from the issuance of a $100,000 short-term, 12% note. This note was a bridge loan and was repaid in June, 2001 from the proceeds of a $500,000 three year 8% convertible note which transaction is also describe in Note 7. The Company also borrowed $22,000 from an individual by issuing one-year 15% notes payable, due April 12, 2002.

         During the three months ended May 31, 2000, the Company generated $50,000 from the sale of 340,136 restricted common shares to a shareholder and director of the Company. The Company issued 300,000 shares of common stock for services related to funding through the three months ending May 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.

/s/ George E. Richards                        7/16/01
----------------------------------------    -------------
George E. Richards, President                   Date

/s/ Scott Adamson                              7/16/01
----------------------------------------    -------------
Scott Adamson, Executive Vice-President          Date

/s/ Karl A. Hansen                             7/16/01
----------------------------------------    -------------
Karl A. Hansen, Chief Financial Officer          Date