Form 10QSB
period 2001-08-31
COMMERCIAL CONCEPTS INC
filed 2001-10-15
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly ended August 31, 2001

[X]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transiton period from ________________ to ______________

                         Commission file number 0-28891

                            Commercial Concepts, Inc.
                          ---------------------------
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


                                 (801) 328-0540
                             ----------------------
                          (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock equity, as of August 31, 2001 was 33,854,425.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                           Accountants' Review Report


Board of Directors
Commercial Concepts, Inc.
Salt Lake City, Utah

We have reviewed the accompanying balance sheet of Commercial Concepts, Inc. as of August 31, 2001 and the related statements of operations for the three and six months then ended and the statements of cash flows and stockholders' deficit for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Concepts, Inc. The balance sheet of the Company as of February 28, 2001 was previously audited and our report dated May 10, 2001 expressed an unqualified opinion on the February 28, 2001 balance sheet and included an explanatory paragraph concerning the Company's ability to continue as a going concern.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying August 31, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has current liabilities in excess of current assets, a net stockholders' deficit and has incurred substantial operating losses, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ CHRISTENSEN & DUNCAN CPA's LC

CHRISTENSEN & DUNCAN CPA's LC
October 10, 2001

                            Commercial Concepts, Inc.
                                 BALANCE SHEETS



                                                                   August 31          February 28
                           ASSETS                                     2001                2001
                                                                  (Unaudited)
                                                                  -----------         -----------
CURRENT ASSETS
     Cash and cash equivalents                                    $   101,977         $     1,621
     Trade receivables                                                 30,425              11,548
     Employee advances                                                  8,000              11,700
     Prepaid expenses and other current assets                          1,501               1,683
                                                                  -----------         -----------
            Total current assets                                      141,903              26,552

PROPERTY AND EQUIPMENT, net                                            61,341              70,233
SOFTWARE DEVELOPMENT COSTS                                            554,642             550,291
DEPOSITS                                                                7,217               7,217
                                                                  -----------         -----------
                                                                  $   765,103         $   654,293
                                                                  ===========         ===========


           LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
     Trade accounts payable                                       $   110,718         $    88,030
     Accrued compensation                                             217,005             301,622
     Other accrued expenses                                            39,756               8,418
     Current portion of long-term debt                                  4,000               4,850
     Short-term notes payable                                         158,488             167,988
                                                                  -----------         -----------
            Total current liabilities                                 529,967             570,908

LONG-TERM LIABILITIES
     Convertible notes payable                                      1,575,769             830,172
                                                                  -----------         -----------
            Total liabilities                                       2,105,736           1,401,080

STOCKHOLDERS' DEFICIT
     Common stock                                                      33,855              28,198
     Paid-in-capital                                                3,178,774           2,807,473
     Receivable from shareholders                                    (213,880)           (200,880)
     Accumulated deficit                                           (4,339,382)         (3,381,578)
                                                                  -----------         -----------
            Total stockholders' deficit                            (1,340,633)           (746,787)
                                                                  -----------         -----------
                                                                  $   765,103         $   654,293
                                                                  ===========         ===========

                                                  Commercial Concepts, Inc.

                                              UNAUDITED STATEMENTS OF OPERATIONS



                                                    For Quarter Ended August 31,     For the Six Months Ended August 31,
                                                        2001            2000                2001            2000
                                                        ----            ----                ----            ----
SALES                                              $    27,126     $    20,194         $    36,218     $    38,401

COST OF SALES                                            3,417           5,703              10,234          10,161
                                                   -----------     -----------         -----------     -----------
GROSS MARGIN                                            23,709          14,491              25,984          28,240

OPERATING EXPENSES
     General and administrative                        209,053         312,117             469,688         664,407
     Sales and marketing                                64,701               -             132,676               -
     Product development                                95,818               -             190,822               -
                                                   -----------     -----------         -----------     -----------
        Total operating expenses                       369,572         312,117             793,186         664,407
                                                   -----------     -----------         -----------     -----------

OPERATING LOSS                                        (345,863)       (297,626)           (767,202)       (636,167)

OTHER INCOME (EXPENSE)
     Interest income                                     1,157             121               1,393             123
     Financing costs                                   (48,465)          1,963             (85,275)          2,473
     Interest expense                                  (37,794)         (6,685)           (106,720)         (9,434)
                                                   -----------     -----------         -----------     -----------
        Total other income (expense)                   (85,102)         (4,601)           (190,602)         (6,838)
                                                   -----------     -----------         -----------     -----------

NET LOSS BEFORE INCOME TAXES                          (430,965)       (302,227)           (957,804)       (643,005)

     Benefit for income taxes                                -               -                   -               -
                                                   -----------     -----------         -----------     -----------
NET LOSS                                           $  (430,965)    $  (302,227)        $  (957,804)    $  (643,005)
                                                   ===========     ===========         ===========     ===========

NET LOSS PER COMMON SHARE
Weighted Average Shares Outstanding:
        Basic                                       31,363,473      26,971,503          29,940,565      25,631,642
        Diluted                                     31,363,473      26,971,503          29,940,565      25,631,642

Net loss per Common Share:
        Basic                                      $    (0.014)    $    (0.011)        $    (0.032)    $    (0.025)
        Diluted                                         (0.014)         (0.011)             (0.032)         (0.025)

                                  Commercial Concepts, Inc.
                              UNAUDITED STATEMENTS OF CASH FLOWS



                                                                  For the Six Months Ended August 31,
                                                                         2001             2000
                                                                      ----------        ----------
CASH FLOWS FOR OPERATING ACTIVITIES
    Net loss                                                          $ (957,804)       $ (643,005)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                      14,636            11,066
       Common stock  issued for expenses                                  67,000           363,393
       Interest added to convertible debt balances                       120,316
       Changes in operating assets and liabilities:                            -                 -
           Trade receivables and advances                                (26,877)           18,632
           Prepaids and other assets                                         182            (6,164)
           Accounts payable and accrued liabilities                       42,998            55,621
                                                                      ----------        ----------
       Net cash used in operating activities                            (739,549)         (200,457)

CASH FROMS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                            (5,744)           (5,750)
    Additions to capitalized software & patents                           (4,351)         (401,168)
                                                                      ----------        ----------
       Net cash used in investing activities                             (10,095)         (406,918)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of long-term debt                                           950,000                 -
    Payments of notes payable                                           (100,000)                -
    Net proceeds from notes receivable from shareholders                       -            (2,555)
    Net proceeds from issuance short-term debt                                 -           280,848
    Net proceeds from issuance of common stock                                             310,500
                                                                      ----------        ----------
       Net cash provided by financing activities                         850,000           588,793
                                                                      ----------        ----------

Net change in cash and cash equivalents                                  100,356           (18,582)

    Cash and cash equivalents, beginning of period                         1,621            31,171
                                                                      ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  101,977        $   12,589
                                                                      ==========        ==========

SUPPLEMENTAL DISCLOSURES
    Cash interest paid                                                $    2,545        $    7,693
    Conversion of long-term debt to common stock                         243,888                 -
    Common stock issued in settlement of liabilities                      66,070                 -

                                                   Commercial Concepts, Inc.

                                          UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                Six Months Ended August 31, 2001


                                                                                   Paid-In
                                                                                 Capital In
                                                          Common Stock            Excess of     Accumulated
                                                      Shares            Amount     Par Value      Deficit
                                                      ------            ------     ---------      -------
Balance at February 28, 2001 (Audited)                28,197,590       $ 28,198   $ 2,807,473   $ (3,381,578)

Common stock issued for services                         757,400            757        66,243              -

Common stock issued in conversion of debt              4,040,835          4,041       239,847              -

Common stock issued in payment of liabilities            858,600            859        65,211              -

Net loss                                                       -              -             -       (957,804)
                                                      ----------       --------   -----------   ------------
Balance at August 31, 2001                            33,854,425       $ 33,855   $ 3,178,774   $ (4,339,382)
                                                      ==========       ========   ===========   ============

                            COMMERCIAL CONCEPTS, INC

                     NOTES TO REVIEWED FINANCIAL STATEMENTS
                    For the Six Months Ended August 31, 2001

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Commercial Concepts, Inc. (the Company) creates proprietary software platforms. From these platforms individual Internet related database software products are developed. As each product completes beta testing the Company seeks a distribution partner to market and provide ongoing support for the product.

Interim Financial Information: The accompanying interim financial statements of the Company are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of the results for the respective full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10KSB for the year ended February 28, 2001 as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment: Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to seven years, except for leasehold improvements, which are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease terms. Normal maintenance and repair items are expensed as incurred.

Capitalization of Software Development Costs: The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed. Subsequent production expenses to bring the product to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers. Amortization expense of capitalized software costs has not been provided for in the accompanying statements of operations because the software products are not available as yet for sale to customers.

Revenue Recognition - For the quarters ended August 31, 2001 and 2000, sales represented miscellaneous sales of computer hardware and/or multi-media projects and for the quarter ended August 31, 2001 it also includes revenue for software development services. It is anticipated that future sales will consist primarily of software development revenues, royalty payments from distributors of the Company's Picturebase Medical product and/or advertising revenues associated with the Company's Wavescreen software. Future revenues will be recognized by the Company as royalties are earned upon sales by the distributors of the Company's Picturebase Medical product and/or over the course of each advertisers contract associated with the Company's Wavescreen software. Software development revenue will be recognized as earned.

Income Taxes: Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                            COMMERCIAL CONCEPTS, INC

                     NOTES TO REVIEWED FINANCIAL STATEMENTS
                    For the Six Months Ended August 31, 2001

2. GOING CONCERN

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

In order to develop additional working capital and attract continued equity investment, the Company has reorganized management, formulated a new business plan, and developed and marketed new business products. On or about July 18, 2000, the Company initiated a borrowing relationship with a private investment group (see Notes 4 and 6). Through August 31, 2001, the Company has borrowed $1,300,000 under the terms of four convertible long-term notes payable. In addition, $300,000 was borrowed on December 3, 2000 from a separate investment group. Management believes that the actions presently being taken will provide the opportunity for the Company to continue as a going concern.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         February 28
                                                    2001              2000
                                            ------------------------------------
                                                (Unaudited)
 Leasehold improvements                          $   7,000        $   7,000
 Computer and other equipment                      104,799           99,055
 Furniture                                          12,173           12,173
                                            ------------------------------------
   Total                                           123,972          118,228
 Less accumulated amortization                     (62,631)         (47,995)
                                            ------------------------------------
                                                 $  61,341        $  70,233
                                            ====================================

4.  NOTES PAYABLE
Short-term debt consisted of the following:
                                                  August 31
                                                    2001            February 28
                                                 (Unaudited)           2001
                                                 -----------           ----
Notes payable (collateralized by
  one-million shares of the Company's
  common stock) to an individual at
  dates from June 22, 2000 through April
  12, 2001, due at various dates through
  April 12, 2002, plus all accrued
  interest at 15%.                            $      90,500      $      68,500

Note payable to an individual dated
  November 3, 2000, collateralized by
  200,000 shares of the Company's common
  stock, payable on demand plus all
  accrued interest at 15%.                           15,000             15,000

Note payable (non-collateralized) to an
  individual dated June 15, 2000 payable
  on demand plus all accrued interest at
  10%.                                               42,988             42,988

Note payable to a limited partnership
  dated February 2001, collateralized by
  571,250 shares of the Company's common
  stock, payable on March 15, 2001 plus
  all accrued interest at 12%.                            -             30,000

Note payable to a corporation
  (non-collateralized) dated January 23,
  2001 due on demand plus all accrued
  interest at 10%.                                   10,000             10,000

Other                                                     -              1,500
                                               ------------       ------------
Total                                          $    158,488       $    167,988
                                               ============       ============

                            COMMERCIAL CONCEPTS, INC

                     NOTES TO REVIEWED FINANCIAL STATEMENTS
                    For the Six Months Ended August 31, 2001

4.  NOTES PAYABLE (CONTINUED)

Long-term debt consisted of the following at August 31, 2001 and February 28, 2001:

                                                  August 31
                                                    2001            February 28
                                                 (Unaudited)           2001
                                                 -----------           ----
  Convertible notes payable to a private
  investment group with $250,000
  originally due on July 20, 2003,
  $250,000 due on September 20, 2003,
  $300,000 originally due on April 19,
  2004, and $500,000 due on June 14,
  2004 plus all accrued interest at 6%
  to 8% (see Note 6).                            $1,153,410           $514,712

  Convertible note payable to a private
  investment group due December 3, 2003
  plus all accrued interest at 8% (see
  Note 6).                                          318,016            305,918

  Convertible note payable to an
  individual due August 29, 2003 plus
  all accrued interest at 6%                        100,034

  Capital leases                                      8,309             14,392
                                                 ----------           --------

  Total                                           1,579,769            835,022
  Less current-portion                               (4,000)            (4,850)
                                                 ----------           --------

  Long-term portion                              $1,575,769           $830,172
                                                 ==========           ========

Long-term debt as of August 31, 2001 is scheduled to mature as follows:

           2002                           $    4,000
           2003                                4,309
           2004                            1,571,460
                                           ---------
           Total                          $1,579,769
                                          ==========

5. RECEIVABLE FROM SHAREHOLDERS

The following summarizes receivable amounts from shareholders for purchase of Company stock:

              2,000,000 shares issued May 5, 1999
              to a Company officer valued at $.06
              per share                                              $120,000

              1,598,000 shares issued August 9, 1999
              to a Company officer, valued at $.06
              per share.                                               93,880
                                                                     --------

              Remaining balance due                                  $213,880
                                                                     ========

6.  CONVERSION OF NOTES PAYABLE

The convertible notes payable described in note 4 above can be converted into common shares of the Company based upon the three lowest closing share prices during the thirty trading days prior to the date of the note, or the three lowest closing prices during the sixty trading days prior to the conversion date. The Company retains a redemption clause in the notes that allow the Company to repurchase the notes upon payment of 130% to 150% of the note's face value, plus accrued interest. In addition, the Company issued warrants to purchase 3,460,000 shares of the Company's common stock with exercise prices ranging from $0.4375 to $.115 in connection with these notes.

                            COMMERCIAL CONCEPTS, INC

                     NOTES TO REVIEWED FINANCIAL STATEMENTS
                    For the Six Months Ended August 31, 2001

6.  CONVERSION OF NOTES PAYABLE (CONTINUED)

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

7.  LEASE COMMITMENTS

As of August 31, 2001, the Company leased office space and certain equipment under non-cancelable operating leases. Future minimum operating lease requirements for the years following August 31, 2001 are as follows:

           2002                             $ 80,069
           2003                               81,911
           2004                               41,235
                                            --------
           Total                            $203,215
                                            ========

                      MANAGEMENTS DISCUSSION AND ANALYSIS

Sales: Sales increased by approximately $7,000 for the three months ended August 31, 2001 to $27,126 over the same period in the prior year but decreased by approximately $2,000 for the six month periods ended August 31, 2001 and 2000. There has been a change in the mix of revenues between the periods. While revenues for the three and six month periods ended August 31, 2000 were comprised primarily of media revenue, a substantial portion of the revenue for the comparable periods in 2001 were derived from software development. There were some minor amounts of revenue generated during each period in 2001 from beta versions of both Wavescreens and Picturebase products.

Cost of sales: Cost of sales decreased by approximately $2,300 for the three months ended August 31, 2001 to $3,417 over the same period in the prior year, but remained relatively flat between the six month periods ended August 31, 2001 and 2000. The decrease in 2001 relates to the shift between the media revenues with lower margins to software development revenues that have higher margins. For the 2001 six month period, the margins decreased due to some equipment costs related to the Picturebase products. Although these costs are normally passed on to the customer, in certain cases, the Company agreed to bear the cost of the hardware costs.

Operating expenses: Operating expenses increased from $312,117 for the three months ended August 31, 2000 to $369,572 for the same period in 2001. This increase of about $57,500 represents an increase of 18% and is primarily the result of additional sales personnel with their related salary, benefits and travel costs. Operating expenses increased from $664,407 for the six months ended August 31, 2000 to $793,186 for the same period in 2001. The increase of about $$128,800 represents an increase of 19%. This increase is comprised of salaries and benefits from additional employees in sales and marketing and programming, rent, legal and consultants.

Interest expense: Interest expense increased by approximately $31,100 and $97,300 from the three and six month periods ended August 31, 2000 to the same periods in 2001. These increases are directly related to the long-term convertible notes payable discussed in the financial statements. Although interest accrues on these notes, payment is not due until converted or repaid at the maturity of the notes. Accrued interest is convertible into common stock with the principal of the notes. In addition, the Company incurred some financing costs in relation to these notes that are shown on the income statement adjacent to the interest expense.

                         LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2001, the Company had cash and other current assets of $141,903 while current liabilities were $529,967. The Company used approximately $404,500 in operations for the quarter ended August 31, 2001 and $739,600 for the six-month period then ended. Most of the cash used resulted from the net losses for the period. Cash was generated from financing activities for those same periods. The Company raised $600,000 and $900,000 in convertible debt for the three and six month period ended

August 31, 2001, respectively. The terms and interest rates related to this debt are discussed in the Notes to the Reviewed Financial Statements as of August 31, 2001.

                               MANAGEMENT CHANGES

During the quarter ended August 31, 2001, Karl A. Hansen, the Company's Chief Financial Officer resigned to relocate across the country. Following his decision, the Company hired V. Kelly Randall to assume the position of Chief Financial Officer. Mr. Randall has a broad background in financial management with extensive involvement in public and private financings. From 1979 until 1991 Mr. Randall, who is a CPA, spent approximately 12 years with Ernst & Young. Since leaving Ernst & Young, he has served as a financial officer with Baxter Research Medical, a manufacturer of medical supplies for open-heart surgeries, Mycotech Corporation, a biotech company and Found, Inc. an Internet related software company. Mr. Randall worked with several SEC reporting companies including two companies listed on the New York Stock Exchange. He has been involved in financings, mergers and acquisitions and financial and SEC reporting issues with these companies. As the Chief Financial Officer and Vice President of Finance and Administration of both Mycotech Corporation and Found, Inc., Mr. Randall was a key member of the management team responsible for raising private equity capital for these companies. He also was responsible for all of the general administrative functions of the companies including human resources, information systems, investor relations, purchasing and finance. Mr. Randall holds a BS degree in Finance and a MAcc degree from Utah State University.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.

/s/  George E. Richards                                                10/10/01
-----------------------------------------------
George E. Richards, President and Chief
Executive Officer
                                                                       10/10/01
/s/  Scott Adamson
-----------------------------------------------
Scott Adamson, Executive Vice President

/s/ V. Kelly Randall                                                   10/10/01
-----------------------------------------------
V. Kelly Randall, Vice President and Chief
Financial Officer