Form 10QSB
period 2001-11-30
COMMERCIAL CONCEPTS INC
filed 2002-01-14
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly ended November 30, 2001

[X]      Transition report under Section 13 or 15(d) of the Exchange Act

        For the transiton period from ________________ to ______________

                         Commission file number 0-28891

                            Commercial Concepts, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


              Utah                                              87-0409620
              -----                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


             324 South 400 West Suite B, Salt Lake City, Utah 84101
          -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (801) 328-0540
                             ----------------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock equity, as of November 30, 2001 was 36,646,517.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                            Commercial Concepts, Inc.

                              Financial Statements


            As of November 30, 2001 (Unaudited) and February 28, 2001
               and for the (Unaudited) Three and Nine Months Ended
                           November 30, 2001 and 2000




                                    Contents


         Balance Sheets as of November 30, 2001 (Unaudited) and
         February 28, 2001.................................................. 3

         Unaudited Statements of Operations for the three and
         nine months ended November 30, 2001 and 2000....................... 4

         Unaudited Statements of Cash Flows for the nine months
         ended November 30, 2001 and 2000....................................5

         Unaudited Statements of Shareholders' Deficit for the
         nine months ended November 30, 2001.................................6

         Notes to Financial Statements.......................................7

                            Commercial Concepts, Inc.

                                 BALANCE SHEETS



                                                               November 30,        February 28,
                           ASSETS                                  2001                2001
                                                             -----------------   -----------------
                                                               (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                               $         42,006    $          1,621
     Trade receivables                                                 19,374              11,548
     Employee advances                                                 17,101              11,700
     Prepaid expenses and other current assets                          3,824               1,683
                                                             -----------------   -----------------
            Total current assets                                       82,305              26,552

PROPERTY AND EQUIPMENT, net                                            57,922              70,233
SOFTWARE DEVELOPMENT COSTS                                            554,683             550,291
DEPOSITS                                                                7,217               7,217
                                                             -----------------   -----------------
                                                             $        702,127    $        654,293
                                                             =================   =================

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Trade accounts payable                                  $        151,612    $         88,030
     Accrued compensation                                             213,721             301,622
     Other accrued expenses                                            59,364               8,418
     Current portion of long-term debt                                  4,000               4,850
     Short-term notes payable                                         208,488             167,988
                                                             -----------------   -----------------
            Total current liabilities                                 637,185             570,908

LONG-TERM LIABILITIES
     Convertible notes payable                                      1,691,140             830,172
                                                             -----------------   -----------------

            Total liabilities                                       2,328,325           1,401,080

STOCKHOLDERS' DEFICIT
     Common stock                                                      36,647              28,198
     Paid-in-capital                                                3,238,462           2,807,473
     Receivable from shareholders                                    (213,880)           (200,880)
     Accumulated deficit                                           (4,687,427)         (3,381,578)
                                                             -----------------   -----------------
            Total stockholders' deficit                            (1,626,198)           (746,787)
                                                             -----------------   -----------------
                                                             $        702,127    $        654,293
                                                             =================   =================

                            Commercial Concepts, Inc.

                       UNAUDITED STATEMENTS OF OPERATIONS



                                                  For Quarter Ended November 30,  For the Nine Months Ended November 30,
                                                       2001            2000               2001            2000
                                                    ----------      ----------        ------------      ----------
SALES                                               $   35,217      $   17,550        $     71,435      $   55,951

COST OF SALES                                               47           2,750              10,281          12,911
                                                    ----------      ----------        ------------      ----------

GROSS MARGIN                                            35,170          14,800              61,154          43,040

OPERATING EXPENSES
     General and administrative                        193,139         160,092             662,827         824,500
     Sales and marketing                                52,847               -             185,523               -
     Product development                               101,558               -             292,380               -
                                                    ----------      ----------        ------------      ----------

        Total operating expenses                       347,544         160,092           1,140,730         824,500
                                                    ----------      ----------        ------------      ----------

OPERATING LOSS                                        (312,374)       (145,292)         (1,079,576)       (781,460)

OTHER INCOME (EXPENSE)
     Interest income and other                              79           5,195               1,472           7,791
     Financing costs                                         -                             (85,275)
     Interest expense                                  (35,750)        (12,399)           (142,470)        (49,007)
                                                    ----------      ----------        ------------      ----------

        Total other income (expense)                   (35,671)         (7,204)           (226,273)        (41,216)
                                                    ----------      ----------        ------------      ----------

NET LOSS BEFORE INCOME TAXES                          (348,045)       (152,496)         (1,305,849)       (822,676)

     Benefit for income taxes                                -               -                   -               -
                                                    ----------      ----------        ------------      ----------

NET LOSS                                            $ (348,045)     $ (152,496)       $ (1,305,849)     $ (822,676)
                                                    ==========      ==========        ============      ==========


NET LOSS PER COMMON SHARE

Weighted Average Shares Outstanding:
        Basic                                       35,191,678      26,728,988          31,692,127      25,997,636
        Diluted                                     35,191,678      26,725,988          31,692,127      25,997,636

Net loss per Common Share:
        Basic                                       $   (0.010)     $   (0.006)       $     (0.041)     $   (0.032)
        Diluted                                         (0.010)         (0.006)             (0.041)         (0.032)

                            Commercial Concepts, Inc.

                       UNAUDITED STATEMENTS OF CASH FLOWS



                                                               For the Nine Months Ended November 30,
                                                                      2001             2000
                                                                      ----             ----
CASH FLOWS FOR OPERATING ACTIVITIES
    Net loss                                                    $     (1,305,849)  $      (822,676)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                      21,161            18,230
       Common stock  issued for expenses                                  67,000           363,388
       Interest on convertible debt balances                             148,167            27,174
       Changes in operating assets and liabilities:                            -                 -
           Trade receivables and advances                                (24,927)           19,411
           Prepaids and other assets                                      (2,141)           (4,701)
           Accounts payable and accrued liabilities                      100,216            18,352
                                                                -----------------  ----------------
       Net cash used in operating activities                            (996,373)         (380,822)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                            (8,850)          (22,398)
    Additions to capitalized software & patents                           (4,392)         (540,750)
                                                                -----------------  ----------------
       Net cash used in investing activities                             (13,242)         (563,148)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of long-term debt                                         1,100,000           500,000
    Payments of notes payable                                            (50,000)          (17,432)
    Net proceeds from notes receivable from shareholders                       -            25,042
    Net proceeds from issuance short-term debt                                 -            98,472
    Net proceeds from issuance of common stock                                 -           310,560
                                                                -----------------  ----------------
       Net cash provided by financing activities                       1,050,000           916,642
                                                                -----------------  ----------------

Net change in cash and cash equivalents                                   40,385           (27,328)

    Cash and cash equivalents, beginning of period                         1,621            31,171
                                                                -----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $         42,006   $         3,843
                                                                =================  ================

SUPPLEMENTAL DISCLOSURES
    Cash interest paid                                          $          3,960   $        16,382
    Conversion of long-term debt to common stock                         306,368                 -
    Common stock issued in settlement of liabilities                      66,070                 -

                            Commercial Concepts, Inc.

                  UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Nine Months Ended November 30, 2001



                                                                                     Paid-In
                                                          Common Stock             Capital In
                                                          ------------              Excess of    Accumulated
                                                        Shares         Amount       Par Value      Deficit
                                                        ------         ------       ---------      -------
Balance at February 28, 2001 (Audited)                28,197,590       $ 28,198   $ 2,807,473   $ (3,381,578)

Common stock issued for services                         757,400            757        66,243

Common stock issued in conversion of debt              6,915,627          6,916       299,452

Common stock issued in payment of liabilities            858,600            859        65,211

Common stock cancelled                                   (82,700)           (83)           83

Net loss                                                                                          (1,305,849)
                                                      ----------       --------   -----------   ------------

Balance at November 30, 2001                          36,646,517       $ 36,647   $ 3,238,462   $ (4,687,427)
                                                      ==========       ========   ===========   ============

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                   For the Nine Months Ended November 30, 2001

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

         Capitalization of Software Development Costs: The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed. Subsequent production expenses to bring the product to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers. Amortization expense of capitalized software costs is expected to begin in the fourth quarter for certain of the software costs. There has been no amortization to date.

         Revenue Recognition - For the quarters ended November 30, 2001 and 2000, sales represented miscellaneous sales of computer hardware and/or multi-media projects and for the quarter ended November 30, 2001 it also includes revenue for software development services. It is anticipated that future sales will consist primarily of software development revenues, royalty payments from distributors of the Company's PictureBase Medical product and/or advertising revenues associated with the Company's Wavescreen software. Future revenues will be recognized by the Company as royalties are earned upon sales by the distributors of the Company's PictureBase Medical product and/or over the course of each advertisers contract associated with the Company's Wavescreen software. Software development revenue will be recognized as earned.

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

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                   For the Nine Months Ended November 30, 2001

         In order to develop additional working capital and attract continued equity investment, the Company has reorganized management, formulated a new business plan, and developed and marketed new business products. On or about July 18, 2000, the Company initiated borrowing relationships with some private investor groups (see Notes 4 and 6). Through November 30, 2001, the Company has borrowed $1,850,000 under the terms of eight convertible long-term notes payable. Management believes that the actions presently being taken will provide the opportunity for the Company to continue as a going concern.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                         November 30,      February 28,
                                                             2001              2001
                                                       ------------------------------------
                                                           (Unaudited)
         Leasehold improvements                            $    7,000      $     7,000
         Computer and other equipment                         107,906           99,055
         Furniture                                             12,173           12,173
                                                       ------------------------------------
           Total                                              127,079          118,228

         Less accumulated amortization                        (69,157)         (47,995)
                                                       ------------------------------------
                                                           $   57,922      $    70,233
                                                       ====================================

4.       NOTES PAYABLE

         Short-term debt consisted of the following:

                                                                                    November 30,
                                                                                        2001          February 28,
                                                                                    (Unaudited)           2001
                                                                                    -----------        -----------
         Notes payable (collateralized by one-million shares of the Company's common stock ) to an individual at dates from June 22, 2000 through
           April 12, 2001, due at various dates through April 12, 2002, plus all
           accrued interest at 15%.                                                   $  90,500           $  68,500

         Note payable to an individual dated November 3, 2000, collateralized by
           200,000 shares of the Company's common stock, payable on demand plus
           all accrued interest at 15%.                                                  15,000              15,000

         Note payable (non-collateralized) to an individual dated June 15, 2000
           payable on demand plus all accrued interest at 10%.                           42,988              42,988

         Note payable to a limited partnership dated February 2001, collateralized by 571,250 shares of the Company's common stock,
           payable on March 15, 2001 plus all accrued interest at 12%.                                       30,000

         Note payable to a corporation (non-collateralized) dated
           January 23, 2001 due on demand plus all accrued interest at 10%.              10,000              10,000

         Note payable (non-collateralized) to a limited partnership dated
           October 22, 2001 payable on demand with an interest rate of 12%.              50,000

         Other                                                                                -               1,500
                                                                                      ---------           ---------
         Total                                                                        $ 208,488           $ 167,988
                                                                                      =========           =========

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                   For the Nine Months Ended November 30, 2001

Long-term debt consisted of the following:

                                                                                    November 30,        February 28,
                                                                                        2001                2001
                                                                                    -----------          ----------
                                                                                    (Unaudited)
         Convertible notes payable to a private investment group with $250,000 originally due on July 20, 2003, $250,000 due on September 20, 2003,
           $300,000 originally due on April 19, 2004, and $500,000 due on
           June 14, 2004 plus all accrued interest at 6% to 8% (see Note 6).        $ 1,126,664          $  514,712

         Convertible note payable to a private investment group due December 3,
           2003 plus all accrued interest at 8% (see Note 6).                           307,800             305,918

         Three convertible notes payable to an individual with $100,000 due
           August 29, 2003, $100,000 due October 19, 2003 and $50,000 due
           November 30, 2003 plus all accrued interest at 6%.                           252,367                   -

         Capital leases                                                                   8,309              14,392
                                                                                    -----------          ----------

         Total                                                                        1,695,140             835,022

         Less current-portion                                                           (4,000)              (4,850)
                                                                                    -----------          ----------

         Long-term portion                                                          $ 1,691,140          $  830,172
                                                                                    ===========          ==========

         Long-term debt as of November 30, 2001 is scheduled to mature as follows:

                    2002                           $    4,000
                    2003                                4,309
                    2004                            1,686,831
                                                   ----------
                    Total                          $1,695,140
                                                   ==========

5.       RECEIVABLE FROM SHAREHOLDERS

         The following summarizes receivable amounts from shareholders for purchase of Company stock:

              2,000,000 shares issued May 5, 1999 to a Company
               officer valued at $.06 per share                       $120,000

              1,598,000 shares issued August 9, 1999 to a
               Company officer, valued at $.06 per share                93,880
                                                                      --------
              Remaining balance due                                   $213,880
                                                                      ========

6.       CONVERSION OF NOTES PAYABLE

         The convertible notes payable described in note 4 above can be converted into common shares of the Company based upon 80% of the three lowest closing share prices during the thirty trading days prior to the date of the note, or 76% of the three lowest closing prices during the sixty trading days prior to the conversion date. The Company retains a redemption clause in the notes that allow the Company to repurchase the notes upon payment of 130% to

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                   For the Nine Months Ended November 30, 2001

         150% of the note's face value, plus accrued interest. In addition, the Company issued warrants to purchase 4,060,000 shares of the Company's common stock at market on the day issued with exercise prices ranging from $0.4375 to $.03 in connection with these notes.

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

7.       LEASE COMMITMENTS

         As of November 30, 2001, the Company leased office space and certain equipment under non-cancelable operating leases. Future minimum operating lease requirements for the years following November 30, 2001 are as follows:

                    2002                             $ 80,629
                    2003                               84,032
                    2004                               28,873
                                                     --------
                    Total                            $193,534
                                                     ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company continues to make progress in the development and commercialization of WaveScreens and PictureBase Medical. There are currently nine WaveScreens Representatives throughout the country. Each WaveScreen Representative (WaveRep) is an independent contractor tasked with the responsibility to add hosts to the WaveScreens network and solicit advertisers for those screens. Most of these WaveReps are recent additions to the team and are currently learning the product and developing their sales strategies. The Company expects to start seeing results from its WaveReps within the next few months.

The Company continues to negotiate distribution agreements for PictureBase Medical and has expanded its targeted market for the product. The project team has been working to expand the flexibility of the product to work with additional software products. Beta versions of the product were installed in a hospital and clinic during the quarter.

Sales: Sales increased by approximately $17,700 for the three months ended November 30, 2001 to $35,217 over the same period in the prior year, and by approximately $15,500 for the nine-month periods ended November 30, 2001 and 2000. There has been a change in the mix of revenues between the periods. While revenues for the three and nine month periods ended November 30, 2000 were comprised primarily of media revenue, a substantial portion of the revenue for the comparable periods in 2001 were derived from software development. There were some minor amounts of revenue generated during each period in 2001 from beta versions of both Wavescreens and PictureBase products.

Cost of sales: Cost of sales decreased by approximately $2,700 for the three months ended November 30, 2001 to $2,750 compared to the same period in the prior year and by $2,600 to $10,281 for the nine-month period ended November 30, 2001 over the same period in 2000. The decreases in 2001 relates to the shift between the media revenues with lower margins to software development revenues with higher margins.

Operating expenses: Operating expenses increased from $160,100 for the three months ended November 30, 2000 to $347,544 for the same period in 2001. Of the $187,500 increase, approximately $140,000 represent software development costs in the prior year quarter that were capitalized under the requirements of Financial Accounting Standards Statement No. 86. The remaining increase results from additional sales personnel with their related salary, benefits and travel costs and other general operating cost increases. Operating expenses increased from $824,500 for the nine months ended November 30, 2000 to $1,140,700 for the same period in 2001. However, after considering capitalized software costs, the year-to-date costs for the nine months ended November 30, 2001 are approximately $233,800 less than for the same period in the prior year. The majority of this differential was the result of compensation paid in the form of common stock during the nine-month period in 2000.

Interest expense: Interest expense increased by approximately $23,400 and $93,500 for the three and nine month periods ended November 30, 2001 compared to the same periods in 2000. These increases are directly related to the long-term convertible notes payable discussed in the financial statements. Although interest accrues on these notes, payment is not due until converted or repaid at the maturity of the notes. Accrued interest is convertible into common stock with the principal of the notes. In addition, the Company incurred some financing costs in relation to these notes that are shown on the income statement adjacent to the interest expense.

                         LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2001, the Company had cash and other current assets of $82,305 while current liabilities were $637,185. The Company used approximately $996,400 in operations for the nine months ended November 30, 2001. Most of the cash used resulted from the net losses for the period. Cash was generated from financing activities for those same periods. The Company raised $1,100,000 in convertible debt for the nine months ended November 30, 2001. The terms and interest rates related to this debt are discussed in the Notes to the Unaudited Financial Statements as of November 30, 2001. Based on current cash flows and the cash balance on hand, we will need additional capital in order for the Company to continue operations. We believe the Company can generate the cash necessary to continue in operations through additional debt and equity financing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.

/s/  George E. Richards                                         1/10/02
-----------------------------------------------
George E. Richards, President and Chief
Executive Officer
                                                                1/10/02
/s/  Scott Adamson
-----------------------------------------------
Scott Adamson, Executive Vice President

/s/ V. Kelly Randall                                            1/10/02
-----------------------------------------------
V. Kelly Randall, Vice President and Chief
Financial Officer