Form 10KSB
period 2002-02-28
COMMERCIAL CONCEPTS INC
filed 2002-06-12
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending February 28, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ______________ to _____________

                            COMMERCIAL CONCEPTS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

                    Utah                                      87-0409620
         --------------------------------               ---------------------
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

                324 S. 400 W. Suite B, Salt Lake City, Utah 84101
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 328-0540
                           --------------------------
                           (Issuer's Telephone Number)

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

                     Common Stock, par value $.001 per share
                    ----------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         Registrant's revenues for the most recent fiscal year were $76,019.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 28, 2002 was $ 228,000. As of May 28, 2002 Registrant had 45,884,517 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Development of Commercial Concepts

         We were incorporated in the State of Utah on March 1, 1984 to engage in the milling and recovery of precious minerals. In November 1997, our last mining asset, an option to acquire mining property, expired. As a result, we changed our business focus by acquiring the rights to certain software products developed to fix computer date recognition problems associated with the year 2000. We acquired computer equipment and hired software developers to refine and further develop the program. The software tested the internal clock found in personal computers each time the clock was turned on to determine if the date was correct. We hold a registered copyright for this software, which we began marketing in April 1998. Because of our late entry into the market, lack of name recognition and a limited marketing network and budget, our sales of the Y2K software were insignificant and with the advent of the year 2000 have been discontinued.

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

Products and Services

         Our primary focus is on the development of proprietary "platforms" that serve as a base for subsequent development of individual software programs. Until January 2001 our primary source of revenue came from the development of customized software and products for clients. In January 2001 it was determined that we should focus on completing and taking our current products to market. Our programmers develop customized software programs to meet specific needs such as data entry and retrieval, multi media and internet-based information dissemination. We generally retain all rights, title and interest in the customized software we develop, including source codes, with the expectation that we may revise and improve such programs so the programs can be sold to other customers. We are currently developing two proprietary software products, Picturebase(C) ("Picturebase") and Wavescreens(C) ("Wavescreens"). One of these products has been introduced into the general marketplace.

         At the beginning of fiscal year 2001 we commenced testing of both Picturebase and Wavescreens. Approximately $550,000 of costs were capitalized during that fiscal year. The amount capitalized reflects all associated costs to develop and improve the software products during active beta testing. Testing for Picturebase concluded during that year. The beta testing for Wavescreens showed that extensive reprogramming was required to operation on a wide variety of operating systems and hardware, causing substantial delays and subsequent expenditures. During fiscal 2002, we recorded a charge against earnings for all capitalized software costs based our ability to continue as a going-concern. The auditor rendered a going concern qualification on our audited financial statements for the year ended February 28, 2002.

         Imaging Software: We contracted with Intermountain Health Care to develop imaging software to capture medical images generated by equipment used in medical procedures such as ultra sound, catheter cameras, MRIs and CAT scans. The software is designed to store images generated during medical procedures in real time on a computer network that can be linked to the Internet. The software permits physicians and administrators to access and annotate the images during or after the procedure from any computer on the network or with Internet access to the network. We believe that the market for medical applications of Picturebase includes hospitals and clinics worldwide where surgical or otherwise invasive medical procedures are performed. Due to the breadth and variety of the potential market for Picturebase, we do not expect to be dependent on any one customer or small group of customers.

         IHC paid Commercial Concepts a $12,000 fee to help finance the development, in exchange for up to 30 operating room licenses. We retain all rights, title and interest to the Picturebase software and its source code. We have filed a patent application that is pending to protect the source code.

         Commercial Concepts expects to market and distribute Picturebase through specialized medical distribution channels. We are in discussions with representatives of medical distributors but no definitive agreement has been reached at this time.

         We perform ongoing research to identify and analyze possible competition for Picturebase. Commercial Concepts has identified certain products that have similarities to Picturebase and may be considered competition. However, our research has found no competing products with what we believe are material technical advantages over Picturebase. Competing products that have been identified appear to us to be substantially more expensive to own and/or operate than Picturebase. Based on our research, we are confident that Picturebase is competitive both technically and economically within the current marketplace.

         Picturebase is a non-invasive product used to assist and improve the compilation, storage and dissemination of medical data. Because it has no diagnostic or treatment functions, Food and Drug Administration ("FDA:") approval is not required for the installation and operation of Picturebase in its intended medical environment. Commercial Concepts is aware that certain medical distributors require that all products carried by that distributor be documented as FDA compliant, even though FDA compliance may not be required for a particular application. As a result, we believe that proper documentation of FDA compliance will enhance the marketability of Picturebase. We are currently investigating the process required to attain and document FDA compliance.

         Screen Saver Software: Wavescreens is a customized interactive screen saver that uses patent pending "Push-Pull" technology allowing host organizations to disseminate information to their affiliated users while generating revenues through local, regional and national advertising. Advertising revenues are shared between the host and PSI. WaveScreens provides host organizations with the ability to send constantly updated information to affiliated users, either within their own organizations or to outside parties using WaveScreen's patent pending "Push" technology. Users are updated whenever they are on-line with the screensaver active. WaveScreens also includes two advertising boxes that rotate every 7 seconds. Users may view the ads, print coupons, and/or visit the advertisers' websites while WaveScreens is active and the information is stored and transmitted to our servers when the users are online. This activity is gathered using our "Pull" technology. Demographic information provided during the initial setup allows advertisers to obtain user data by these demographics. Three distinct markets are being targeted; non-profit organizations (schools, charities, labor unions, arts, and community groups), corporations (that have large intra-company communication needs), and commercial enterprises (sports franchises, theme parks, fan clubs).

         The current pricing model includes an advertising charge of $.01 per screen per day plus additional fees for documented "hits" to the advertiser's website and/or prints of an advertiser's coupon. This price is substantially less than banner ads and pop-ups because each WaveScreens' ad can have unlimited impressions (although a minimum of 4 per day is guaranteed). Each ad spot on Wavescreens has 90, 7-second advertising spots that rotate in a loop continuously through the day. Revenues generated by Wavescreens less sales commissions will be shared with the host organization on a 50-50 basis. If the advertising slots are completely sold, Wavescreens would generate approximately $1.80 per day per screen that would then be subject to the revenue split described above.

         We face competition in the screen saver market from numerous competitors, some of which have greater resources than us. There is technology presently in the market that permits network administrators to place any image they choose on the computer screen and to update or change the images as often as they desire. We do not know of any screen saver software in the market that is interactive in a manner similar to our product. To be exact, none of the existing screen saver software keeps a record of when the screen saver appears and the demographics of the viewers logged onto the computer viewing the screen saver. We believe the interactive features of our Wavescreens program will give us a competitive advantage.

         In March 2000, we commenced a pilot program of Wavescreens installations with three local schools and other non-profit organizations. The purpose of this pilot program was to gather detailed, documented data on actual system performance and the effectiveness of screen saver advertisements in preparation for our full-scale product introduction in spring 2001. Local and regional commercial organizations have placed advertisements. All advertising revenues received during the course of the pilot program were remitted to the participating schools and non-profit groups.

         Due to a problem with the transfer of information on the screensaver and with compatibility on certain operating systems, the full-scale roll out was postponed until December 2001. The roll out began well, however, our continued success in this process was hampered by lack of funds and has been postponed until additional capital is secured.

         Electronic Brochures: Using photos, logos, advertising and other information provided by clients, and the templates we have designed, we create customized presentations and advertising on compact discs. The compact discs are designed to replace traditional printed advertising and brochures, and even business cards. The compact discs come in a variety of designs (the most common of which is a disc the size of a business card) and can be uniquely packaged for each client.

         Because we use pre-designed templates, the compact discs can be created at an affordable cost of between $2,000 and $4,000. Our research has found that the average price of similar compact discs from our local competitors is approximately $10,000.

Sales and Marketing

         During fiscal 2002 we established a sales and marketing organization for Wavescreens. The sales organization included 2 full-time sales individuals and 7 Wavescreens representatives (WaveReps) that are commissioned sales representatives in different geographical areas. Currently this organization is not actively engaged in promoting the Wavescreens product because we are unable to provide support due to lack of funding.

         Marketing of Picturebase will be completed through a designated partner. Although we are currently working with a potential partner for Picturebase, there are no agreements in place.

Employees

         We have been unable to make payments to employees since the end of January 2002. As of May 15, 2002, there are 6 individuals that are still working on a full-time basis for our success No union or other collective bargaining group represents our employees.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company has numerous payables due to its current cash position. Currently we are only aware of one significant legal action filed against the company. American Employment, Inc. (American Employment) has filed suit in the District Court of the Third Judicial District of the State of Utah, in and for the county of Salt Lake on March 27, 2002. American Employment seeks damages of $40,310 plus attorneys' fees, costs and interest for alleged failure of the Company to pay for employee related payroll expenses. The payroll liability was recorded at February 28, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In January 2002, the Company amended its Articles of Incorporation to increase its authorized stock from 75,000,000 shares to 250,000,000 shares with 240,000,000 of the shares to be common stock and 10,000,000 to be preferred stock. The action was taken after shareholder approval obtained through an "Action by Written Consent of the Shareholders of Commercial Concepts, Inc." of greater than 50% of shareholders. A copy of this amendment is attached as
Exhibit 2.3.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

         Our common stock currently trades on the NASDAQ Bulletin Board where it has been listed since March 9, 2000. Between October 20, 1999 and March 9, 2000, the quotation was transferred off the NASDAQ Bulletin Board to the National Quotation Bureau's "Pink Sheets" pursuant to NASD Eligibility Rule 6530 issued on January 4, 1999, which provides that issuers who do not make current filings pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are ineligible for listings on the NASDAQ Bulletin Board. Subsequent to October 20, 1999, we prepared a complete registration statement that brought our filing status current and permitted the March 9, 2000 re-listing to the NASDAQ Bulletin Board.

         The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


Fiscal Year                  Period                  High              Low
-----------                  ------                  ----              ---
February 28, 2002            Fourth Quarter          $ 0.028          $ 0.0051
                             Third Quarter             0.058             0.028
                             Second Quarter            0.13              0.059
                             First Quarter             0.40              0.12
February 28, 2001            Fourth Quarter            0.40              0.07
                             Third Quarter             0.43              0.11
                             Second Quarter            0.94              0.25
                             First Quarter             1.10              0.28
February 29, 2000            Fourth Quarter            0.31              0.08
                             Third Quarter             0.20              0.06
                             Second Quarter            0.54              0.04
                             First Quarter             1.25              0.13


         As of May 28, 2002, we had 45,884,517 shares of common stock issued and outstanding, and there were 331 record stockholders. As of the date hereof, we have not paid or declared any cash dividends. Management has followed the policy of retaining any and all earnings to finance the development of the business. Such a policy is likely to be maintained as long as necessary to provide working capital for our operations.

Item 6. Management's Discussion and Analysis

General

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements (including the notes thereto), and the other information included elsewhere herein. Our fiscal year runs from March 1 through the last day of February.

RESULTS OF OPERATIONS

Fiscal Year Ended February 28, 2002 vs. Fiscal Year Ended February 29, 2001

         Sales: Sales increased by approximately $6,000 during fiscal 2002 to $76,019 over the prior fiscal year. There was a change in the mix of revenues between the periods. While revenues during fiscal 2001 were comprised primarily of media revenue, a substantial portion of the revenue during fiscal 2002 was derived from software development. There were some minor amounts of revenue generated during 2001 from beta versions of both Wavescreens and Picturebase products.

         Cost of sales: Cost of sales increased by approximately $5,400 during fiscal 2002 to $10,518. The majority of these costs during fiscal 2002 were incurred for hardware provided for certain beta site installations of Picturebase.

         Operating expenses: Operating expenses increased from $1,387,903 in fiscal 2001 to $2,029,738 for fiscal 2002. Operating expenses in 2002 includes a charge of $554,683 for the impairment of capitalized software based upon the assumption that should we be unsuccessful in obtaining additional financing, there will be little value in the capitalized software costs. Approximately $550,000 of these software costs were capitalized during fiscal 2001. On a year-to-year basis excluding the impact of the capitalized costs and impairment charge, operating expenses were approximately $463,000 lower in fiscal 2002 than in 2001. The additional operating costs in fiscal 2001 were primarily related to salaries and bonus paid to employees in common stock.

         Charge for Impairment. In their opinion on the financial statements, the auditors included a qualification indicating that there is substantial doubt about our ability to continue as a going concern and, as a result, we have written down our assets and liabilities to the net recoverable value resulting in an impairment charge in the amount of $554,683 against capitalized software development costs of the same amount.

         Interest expense: Interest expense increased by approximately $200,000 during fiscal 2002 as compared to 2001. These increases are directly related to the long-term convertible notes payable discussed in the financial statements. Although interest accrues on these notes, payment is not due until converted or repaid at the maturity of the notes. Accrued interest is convertible into common stock with the principal of the notes. In addition, the Company incurred some financing costs in relation to these notes that are shown on the income statement in interest expense.

Fiscal Year Ended February 28, 2001 vs. Fiscal Year Ended February 29, 2000

         Sales: Sales decreased by $191,159 to $70,104 for the fiscal year ended February 28, 2001 from $261,263 for the fiscal year ended February 29, 2000. The decrease in respective sales is the result of our decision to concentrate activity on the development and testing of new products instead of customizing software and computer products for clients.

         Operating expenses: Operating expenses for the fiscal year ended February 28, 2001 increased $366,137 to $1,387,903 from $1,021,766 during the twelve months ended February 29, 2000. The primary reason for the increase was the addition of senior technical and administrative staff, plus support services, to expedite development of our software products. Increase in depreciation and interest expenses reflect an expanded fixed asset base required to support the development efforts, and debt service on convertible and other loans necessary to fund our operations.

         Our expenditures for services paid for with restricted common stock increased $74,318 to $458,882 for the twelve months ended February 29, 2001 from $384,564 for the twelve months ended February 29, 2000 with most of the shares issued in the second and fourth fiscal quarters ended August 31, 2000 and February 28, 2001, respectively. These expenditures using restricted common stock recognized the efforts of certain programmers and management in the development of our products and systems.

         We capitalized $550,291 in product development expenditures in the fiscal year ended February 28, 2001. Two of our proprietary software products were in active beta testing for the first six months of this period, with one of these products for all twelve months, as a final step before commercial release. In accordance with Generally Accepted Accounting Principles, all costs related to this testing period have been capitalized. There were no product development expenditures capitalized in the comparable period for 2000.

         Commercial Concepts has two proprietary products - Wavescreens and PictureBase - that entered beta testing in early fiscal year 2001. Beta testing commenced when each product's technological feasibility was confirmed to management's satisfaction. Through February 28, 2001 $197,508 and $352,532 have been capitalized for Picturebase and Wavescreens respectively. Development of both products was initiated in the spring of 1999. Costs associated with the development of each product prior to inception of beta testing approximated $271,500, or $543,000 combined. We received $12,000 from a customer towards the development of our PictureBase product.

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

Liquidity and Capital Resources

         At February 28, 2002, we had a net cash deficit (cash less bank overdraft) of $119 and total current assets of $22,104 with current liabilities amounting to approximately $850,000. During the previous twelve months Commercial Concept's expenditures and cash requirements were met using a combination of sales and debt. Due to our current liquidity position, our auditors have issued a going concern opinion on our audited financial statements. Our ability to continue as a going concern is dependent upon our ability to generate additional capital. We do not currently have any additional financing in place, nor have we generated additional equity or debt subsequent to the end of our fiscal year, other than approximately $17,900 in convertible debt. During fiscal 2002 we used approximately $1,088,600 of cash in operations. The cash required to fund operations was generated from both convertible and short-term debt.

Item 7. Financial Statements

         The response to this Item is submitted in a separate section to this report. See F-1.

Item 8. Changes in and Disagreements with Accountants

         None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth the name, office and age of each officer and director of Commercial Concepts:


          Name                                  Title                       Age
          ----                                  -----                       ---
George E. Richards, Jr.    Chairman, President & CEO                         39
Scott G. Adamson           Executive Vice President and Director             45
V. Kelly Randall*          Vice President, CFO, Secretary & Director         51
Lee R. Kunz. Sr.           Director                                          75

* Subsequent to the end of the year, Mr. Randall tendered his resignation from the Board and as an officer of the Commercial Concepts, Inc. He will continue to assist the Company as a financial advisor.

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

V. Kelly Randall

         Mr. Randall has a broad background in financial management with extensive involvement in public and private financings. From 1979 until 1991 Mr. Randall, who is a CPA, worked with Ernst & Young. Before joining CCI, he has served as a financial officer with Baxter Research Medical, a manufacturer of medical supplies for open-heart surgeries, Mycotech Corporation, a biotech company and Found, Inc. an Internet related software company. Mr. Randall has worked with several SEC reporting companies including two companies listed on the New York Stock Exchange.

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

         There are no family relationships between any directors or executive officers of Commercial Concepts and there have been no involvement by the officers or directors in such legal proceedings as under Item 401 of Regulation S-B.

Compliance with Section 16 Reporting Obligations

         The directors and executive officers of Commercial Concepts are required under the Securities Act of 1934 to file reports with the Securities and Exchange Commission evidencing their ownership of, and their current transactions in, Commercial Concepts' equity securities. This is a personal obligation of the executive officers and directors. Mr. Richards and Mr. Adamson received 138,461 and 126,923 shares of unrestricted common stock, respectively, during June in payment of a 2001 year-end bonus and Mr. Randall received 1,250,000 unregistered shares during January in connection with his employment agreement. The applicable Form 4's were not filed on a timely manner for these transactions, however, as of the filing of this document, the Form 4's have been filed. There have been no sales within six months of the receipt of these shares. We are not aware of any other instances of non-compliance.

Item 10. Executive Compensation

         We have no deferred compensation plan. The following sets forth a summary of cash and non-cash compensation for each of the last three fiscal years ended February 28, 2002, February 29, 2001 and February 28, 2000. Beginning in fiscal year 2001, we have instituted a performance-based bonus plan for management.

                                      Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------
                                                                                  Long-Term
                                                 Annual Compensation         Compensation Awards
-------------------------------- ---------- --------------- -------------- -------------- ---------- ------------------
                                                                            Restricted    Options/
           Name and               Fiscal        Salary          Bonus          Stock       SARs #        All Other
      Principal Position           Year           $               $          Awards $                  Compensation
-------------------------------- ---------- --------------- -------------- -------------- ---------- ------------------
George E. Richards, Jr.               2002       $120,0001           None
   Chief Executive Officer            2001        120,0002       $47,4733
                                      2000        120,0004        11,8005                         -
-------------------------------- ---------- --------------- -------------- -------------- ---------- ------------------
Scott G. Adamson                      2002       $110,0006           None
     Executive Vice President         2001        110,0007       $43,5188
                                      2000         73,2339       34,90010
-------------------------------- ---------- --------------- -------------- -------------- ---------- ------------------

1 $90,000 paid in cash and $30,000 accrued due to cash flow constraints. Payment of deferred wages will be with cash or, at the option of Mr. Richards, in common stock valued at the average closing price of the common shares of Commercial Concepts during the periods in which the compensation accrued.

2 $103,278 paid in cash and $16,722 accrued due to cash flow constraints. Payment of deferred wages will be with cash or, at the option of Mr. Richards, in common stock valued at the average closing price of the common shares of Commercial Concepts during the periods in which Mr. Richard's compensation was accrued.

3 $28,695 received and $18,778 deferred. The amount received includes $5,387 paid in cash. The remainder of the amount received consists of restricted common stock. On August 23, 2000 we issued 37,363 shares of restricted common stock to Mr. Richards, valued at $.165 per share. On December 19, 2000 we issued 342,857 shares of restricted common stock to Mr. Richards, valued at $.05 per share. These transactions are reported at "Certain Relationships and Related Transactions." The deferred amount includes a future cash payment of $9,778 and future issuance of 138,462 shares of restricted common stock valued at $.065 per share.

4 $72,000 paid in cash and $48,000 accrued due to cash flow constraints. Deferred compensation is payable by Commercial Concepts under the same conditions as described in Paragraph 1 above.

5 Bonus paid in stock. On December 23, 1999 we issued 147,500 restricted shares to Mr. Richards, valued at $.08 per share as reported at "Certain Relationships and Related Transactions."

6 $77,916 paid in cash and $32,084 accrued due to cash flow constraints. Payment of deferred wages will be with cash or, at the option of Mr. Adamson, in common stock valued at the average closing price of the common shares of Commercial Concepts during the periods in which the compensation accrued.

7 $91,664 paid in cash and $18,336 deferred. Deferred compensation is payable by Commercial Concepts to Mr. Adamson under the same conditions as described for Mr. Richards in Paragraph 1 above.

8 $27,018 received and $16,500 deferred. The amount received included $5,652 paid in cash. The remainder of the amount received consisted of restricted common stock. On August 23, 2000 we issued 34,253 restricted shares to Mr. Adamson, valued at $.165 per share. On December 19, 2000 we issued 314,286 restricted shares, valued at $.05 per share. These transactions are reported in "Certain Relationships and Related Transactions". The deferred bonus amount includes a future cash payment of $8,250 and future issuance of 126,953 shares of restricted common stock valued at $.065 per share.

9 $25,305 paid in cash and $47,928 deferred. Deferred compensation is payable by Commercial Concepts to Mr. Adamson under the same conditions as described for Mr. Richards in Paragraph 1 above.

10 Bonus amount consists of $9,900 paid in stock and $25,000 deferred. On
   December 23, 1999 Commercial Concepts issued 123,750 shares of restricted common stock to Mr. Adamson, valued at $.08 per share as reported at Item "Certain Relationships and Related Transactions." The deferred bonus compensation is payable by Commercial Concepts to Mr. Adamson under the same conditions as described for Mr. Richards in Paragraph 1 above.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 28, 2002 by (a) each person known to us to be the beneficial owner of more than 5% of our common shares; (b) each of our directors; (c) each executive officer; and (d) all the directors and executive officers as a group (5 persons). As of May 28, 2002, we had 45,884,517 shares of common stock issued and outstanding.

                                        Security Ownership of Beneficial Owners(2)
----------------------------------------------------------------------------------------------------------------------
                                                                                      Number of           Percent
                 Name                                   Address                     Shares Owned          of Class
---------------------------------------- --------------------------------------- --------------------- ---------------
George E. Richards, Jr.                  1992 S. Chokecherry                          2,666,185             5.8%
                                         Bountiful, UT 84010
---------------------------------------- --------------------------------------- --------------------- ---------------
Scott G. Adamson                         2485 S. Elaine Dr.                           1,851,036             4.0%
                                         Bountiful, UT 84010
---------------------------------------- --------------------------------------- --------------------- ---------------
V. Kelly Randall                         342 E 400 So                                 1,294,000             2.8%
                                         Centerville, UT  84014
---------------------------------------- --------------------------------------- --------------------- ---------------
Lee Kunz(1)                              Denver, CO                                   3,425,736             7.5%
---------------------------------------- --------------------------------------- --------------------- ---------------
All officers and directors                                                            9,236,957            20.1%
as a group  (4 persons)
---------------------------------------- --------------------------------------- --------------------- ---------------

1 In addition to the shares owned as reported in this table, Mr. Kunz is the beneficial owner of warrants aggregating 1,300,000 shares of common stock at prices ranging from $.50 per share to $.03 per share. He also holds convertible debt totaling $250,000 that is convertible into common stocks at approximately 76%-80% the market price. The number of shares is determined by the conversion price at the date of conversion.
2 In addition to the beneficial owners disclosed above, we have issued warrants to six funds aggregating to 3,550,000 shares of common stock at values ranging from $.4375 to $.10. The exercise of these warrants would not create an ownership position of over 5% for any of these funds. However, we have also issued convertible debt totaling $1,103,981.87, including accrued interest to these funds that is convertible into common stocks at approximately 76%-80% the market price. The number of shares is determined by the conversion price. at he date of conversion. Some of the agreements with these funds limit the amount of ownership to 4.99% or 9.99%. None of these funds currently hold a substantial position in our common stock.

Item 12. Certain Relationships and Related Transactions

         In January 2002, V. Kelly Randall our Chief Financial Officer received a bonus in connection with his employment agreement of 1,250,000 shares for restricted common stock.

         During the period from August 19, 2001 to November 30, 2001, we issued $250,000 in convertible debt to L&B Kunz Co, a company controlled by Lee Kunz, a director of our company. The terms and conditions for this convertible debt were consistent with the terms and conditions for other convertible debt issued during the year with non-affiliated funds. The terms of the convertible debt included warrants for 800,000 shares at prices ranging from $.06 to $.03. The debt is convertible at conversions prices that range from 76% to 80% of the market price. On March 7, 2001 L&B Kunz Co. purchased 340,136 shares of restricted common stock from the Company for $50,000.

         On June 14, 2001, we issued 138,461 and 126,923 unrestricted shares of common stock to George Richards and Scott Adamson, respectively, as a partial payment for bonuses accrued at the end of fiscal 2001.

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

         Lee Kunz, a director since April 2000, purchased 300,000 common shares for $24,000 in November 1999, on behalf of L&B Charitable Trust, a Colorado trust. Mr. Kunz, on behalf of L& B Charitable Trust, on or about February 2000 also purchased 500,000 restricted common shares for $75,000. On or about January 2000, Mr. Kunz on behalf of L & B Charitable Trust purchased 200,000 restricted common shares for $20,000. The 200,000 shares acquired by L & B Charitable Trust were a part of the 2,198,000 shares issued to Scott G. Adamson, the Executive Vice President, in August 1999. The shares were endorsed to L & B Charitable Trust in March 2000.

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

Item 13. Exhibits and Reports on Form 10-KSB

Exhibit No.     SEC Reference Document
-----------     ----------------------
     2.1        Articles of Incorporation*
     2.2        Bylaws*
     2.3        Article of Amended to the Amended Articles of Incorporation
     4.1        Convertible Notes***
     4.2        Warrant***
     10.1       Lease Agreement, dated November 10, 1999*
     10.2       Office Building Lease, dated February 18, 1999*
     10.3       First Amendment to Office Building Lease, dated October 5, 1999*
     10.4       Agreement to Develop Software, dated June 27, 1999*
     10.5       Settlement Agreement and General Release with Larry Rogers**
     10.6       Commercial Concepts, Inc. Bonus Plan***
     10.7       Intermountain Health Care Agreement***
     23.1       Consent of Christensen & Duncan, CPAs, LC
                *  Incorporated by reference from Registration Statement
                   on Form 10, as filed on March 6, 2000.
                ** Incorporated by reference from Form 10-KSB, as filed on
                   May 30, 2000
                ***Incorporated by reference from SB-2 Registration Statement as filed on May 14, 2001

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


                                              By  /s/ Scott Adamson
                                                  -----------------------------
                                                  Scott Adamson
                                                  Executive Vice-President

                            Commercial Concepts, Inc.

             Financial Statements and Notes to Financial Statements

                     Years Ended February 28, 2002 and 2001







                                    Contents

Report of Independent Auditors ...........................................F-2

Audited Financial Statements

Balance Sheets ...........................................................F-3
Statements of Operations .................................................F-4
Statements of Stockholder' Deficit .......................................F-5
Statements of Cash Flows .................................................F-6
Notes to Financial Statements ............................................F-7

                         Report of Independent Auditors



Board of Directors and Shareholders
Commercial Concepts, Inc.

We have audited the accompanying balance sheets of Commercial Concepts, Inc. (the Company) as of February 28, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Concepts, Inc. as of February 28, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has current liabilities in excess of current assets, has a net stockholders' deficit and has incurred substantial operating losses, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. As of June 5, 2002, the Company had no commitment for additional financing, and it is doubtful as to the ability of the Company to continue as a going concern. As a result, all assets and liabilities have been recorded at their estimated net recoverable amounts, including an impairment charge for capitalized software development costs in the amount of $554,683.


/s/ CHRISTENSEN & DUNCAN CPA's LC

CHRISTENSEN & DUNCAN CPA's LC
June 5, 2002

                            Commercial Concepts, Inc.

                                 BALANCE SHEETS
                        As of February 28, 2002 and 2001



                              ASSETS                                      2002               2001
                                                                          ----               ----
CURRENT ASSETS
     Cash and cash equivalents                                      $            308   $           1,621
     Trade receivables                                                        21,796              11,548
     Commission advances                                                                          11,700
     Prepaid assets                                                                                1,683
                                                                    -----------------  ------------------
            Total current assets                                              22,104              26,552

PROPERTY AND EQUIPMENT, net                                                   49,151              70,233
SOFTWARE DEVELOPMENT COSTS, net of
  reserve for impairment of  $554,683 at February 28, 2002                                       550,291
DEPOSITS                                                                       7,117               7,217
                                                                    -----------------  ------------------
                                                                    $         78,372   $         654,293
                                                                    =================  ==================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank overdraft                                                 $            427
     Trade accounts payable                                                  217,394   $          88,030
     Accrued compensation                                                    341,416             301,622
     Other accrued expenses                                                   36,665               8,418
     Current portion of capital lease obligation                               4,157               4,850
     Short-term notes payable                                                249,488             167,988
                                                                    -----------------  ------------------
            Total current liabilities                                        849,547             570,908

LONG-TERM LIABILITIES
     Long-term portion of capital lease obligation                            12,218               9,642
     Convertible notes payable                                             1,673,470             820,530
                                                                    -----------------  ------------------
            Total liabilities                                              2,535,235           1,401,080

STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value, 250,000,000 shares
       authorized, 43,306,517 and 28,197,590 shares issued
       and outstanding, respectively                                          43,307              28,198
     Additional paid-in-capital                                            3,322,707           2,807,473
     Receivable from shareholders                                           (213,880)           (200,880)
     Accumulated deficit                                                  (5,608,997)         (3,381,578)
                                                                    -----------------  ------------------
            Total stockholders' deficit                                   (2,456,863)           (746,787)
                                                                    -----------------  ------------------

                                                                    $         78,372   $         654,293
                                                                    =================  ==================

                                                     F-3

                                Commercial Concepts, Inc.

                                STATEMENTS OF OPERATIONS
                     For the Years Ended February 28, 2002 and 2001

                                                                  2002                2001
                                                                  ----                ----
REVENUES
     Product sales                                           $        11,019      $      70,104
     Development services                                             65,000
                                                             ----------------     --------------
        Total revenues                                                76,019             70,104
                                                             ----------------     --------------

COST OF SALES                                                         10,518              5,078
                                                             ----------------     --------------

GROSS MARGIN                                                          65,501             65,026

OPERATING EXPENSES
     General and administrative                                      816,876          1,387,903
     Sales & marketing                                               252,243
     Product development                                             405,937
     Impairment of capitalized software                              554,682
                                                             ----------------     --------------
        Total operating expenses                                   2,029,738          1,387,903
                                                             ----------------     --------------

OPERATING LOSS                                                    (1,964,237)        (1,322,877)

OTHER INCOME (EXPENSE)
     Interest income                                                   1,454              9,175
     Interest expense                                               (264,636)           (64,950)
                                                             ----------------     --------------
        Total other income (expense)                                (263,182)           (55,775)
                                                             ----------------     --------------

NET LOSS                                                     $    (2,227,419)     $  (1,378,652)
                                                             ================     ==============


NET LOSS PER COMMON SHARE

Weighted Average Shares Outstanding:
        Basic                                                     33,544,674         25,999,966
        Diluted                                                   33,544,674         25,999,966

Net loss per Common Share:
        Basic                                                $        (0.066)     $      (0.053)
        Diluted                                              $        (0.066)     $      (0.053)


                                                   F-4

                                            Commercial Concepts, Inc.

                                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     Years Ended February 28, 2002 and 2001


                                                                 Common Stock          Additional                     Receivable
                                                           -------------------------     Paid-In      Accumulated        From
                                                            Shares           Amount      Capital        Deficit      Shareholders
                                                            ------           ------      -------        -------      ------------
Balance at March 1, 2000                                   23,683,630       $ 23,683   $ 2,015,357    $ (2,002,926)   $ (225,922)

    Common stock issued for services                        3,628,960          3,630       455,252

    Common stock issued for cash                              900,000            900       309,675

    Beneficial note conversion                                                              27,174

    Payment received on stock subscription receivable                                                                     25,042

    Cancellation of shares                                    (15,000)           (15)           15

    Net loss                                                                                            (1,378,652)
                                                           ----------       --------   -----------    ------------    ----------

Balance at February 28, 2001                               28,197,590         28,198     2,807,473      (3,381,578)     (200,880)

    Common stock issued for services                        2,007,400          2,007        71,244

    Common stock issued in conversion of debt              11,825,627         11,826       339,322

    Common stock issued in payment of liabilities           1,358,600          1,359       104,585

    Common stock cancelled                                    (82,700)           (83)           83

    Adjustment of shareholder receivable                                                                                 (13,000)

    Net loss                                                                                            (2,227,419)
                                                           ----------       --------   -----------    ------------    ----------

Balance at February 28, 2002                               43,306,517       $ 43,307   $ 3,322,707    $ (5,608,997)   $ (213,880)
                                                           ==========       ========   ===========    ============    ==========

                                                           F-5

                                    Commercial Concepts, Inc.

                                    STATEMENTS OF CASH FLOWS
                         For the Years Ended February 28, 2002 and 2001

                                                                               2002                 2001
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $    (2,227,419)     $   (1,378,652)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                                                28,264              25,185
       Reserve for impairment of capitalized software costs                       554,683
       Common stock issued for services                                            73,251             458,882
       Interest expense added to convertible debt balances                        175,587              27,174
       Changes in operating assets and liabilities:
           Trade receivables and advances                                           1,452              26,263
           Prepaids and other assets                                                1,783             (13,509)
           Accounts payable, bank overdrafts and accrued liabilities              303,776             133,655
                                                                          ----------------     ---------------
       Net cash used in operating activities                                   (1,088,623)           (721,002)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                     (7,182)            (25,088)
    Additions to software licenses                                                 (4,392)           (550,291)
                                                                          ----------------     ---------------
       Net cash used in investing activities                                      (11,574)           (575,379)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of convertible debt                                                1,100,000             812,740
    Payments of notes payable                                                     (69,616)
    Proceeds/(adjustments) from notes receivable from shareholders                (13,000)             25,042
    Net proceeds from short-term debt                                              81,500             118,474
    Net proceeds from issuance of common stock                                          -             310,575
                                                                          ----------------     ---------------
       Net cash provided by financing activities                                1,098,884           1,266,831
                                                                          ----------------     ---------------

Net change in cash and cash equivalents                                            (1,313)            (29,550)

    Cash and cash equivalents, beginning of year                                    1,621              31,171
                                                                          ----------------     ---------------

CASH AND CASH EQUIVALENTS, end of year                                    $           308      $        1,621
                                                                          ================     ===============


SUPPLEMENTAL DISCLOSURES
    Cash interest paid                                                    $         5,789      $       56,532
    Conversion of long-term debt to common stock                                  351,148                   -
    Common stock issued in settlement of liabilities                              105,944                   -

                                                   F-6

                            Commercial Concepts, Inc.
                          Notes to Financial Statements
                 For the Year Ended February 28, 2002 and 2001

1. Description of Business and Summary of Significant Accounting Policies

Description of Business: Commercial Concepts, Inc. (the Company) creates proprietary software platforms. From these platforms individual internet-accessible database-driven software products are developed. As each product completes beta testing, the Company plans to seek either a distribution partner to market and provide ongoing support for the product or a licensee to license the product.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. Banking with federally insured, creditworthy institutions minimizes risks associated with cash.

Cash and Cash Equivalents: The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents.

Property and Equipment: Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Normal maintenance and repair items are expensed as incurred.

Software Licenses: The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed. Subsequent production expenses to bring the products to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers. These amounts are recorded at cost and are amortized over the life of the licenses, which is estimated to be 5 years. However, given concerns about the Company's ability to continue as a going concern and therefore it's ability to ultimately recover the value of such capitalized costs, an impairment reserve of $554,683 was recorded at February 28, 2002 offsetting the amount of capitalized software costs (see Note 2).

Income Taxes: The Company provides for income taxes based on the asset and liability method required by SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Although management believes estimates are appropriate, actual results could differ from the estimates and assumptions used.

Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss is the same as net loss for the years ended February 28, 2002 and 2001.

Net Income (Loss) per Common Share: Basic net income (loss) per common share is computed based upon the average number of common shares outstanding during the period. The diluted per share computation adds to the weighted common shares outstanding the incremental increase in shares due to outstanding common stock equivalents (options, warrants, etc.) unless such common stock equivalents are considered anti-dilutive.

                            Commercial Concepts, Inc.
                    Notes to Financial Statements (continued)

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. However as of February 28, 2002, the Company had current liabilities substantially in excess of current assets, has a net stockholders' deficit and has incurred significant operating losses, all of which raise substantial doubt about its ability to continue as a going concern. The Company has taken certain actions in order to enable it to obtain additional financing, however, as of the date of these financial statements, these actions have been unsuccessful. Without additional financing, the Company will not be able to continue as a going concern. As of June 5, 2002, the Company had no commitment for additional financing, and it is doubtful as to the ability of the Company to continue as a going concern. As a result, all assets and liabilities have been recorded at their estimated net recoverable amounts, including an impairment charge for capitalized software development costs in the amount of $554,683.

3. Property and Equipment

Property and equipment consists of the following:

                                                        February 28,
                                                  2002               2001
                                               -----------        ------------

 Leasehold improvements                        $     7,000        $      7,000
 Computer and other equipment                      104,904              99,055
 Office furniture                                   12,173              12,173
                                               -----------        ------------
   Total                                           124,077             118,228
Less accumulated depreciation                      (74,926)            (47,995)
                                               -----------        ------------
                                               $    49,151        $     70,233
                                               ===========        ============

4. Notes Payable

Short-term debt consisted of the following:

                                                                                  February 28,       February 28,
                                                                                      2002                2001
                                                                                  ------------       ------------
Notes payable to an individual at dates from June 22, 2000 through April 12,
  2001, due at various dates through April 12, 2002, plus all accrued
  interest at 15%.                                                                 $   78,500          $ 68,500

Note payable to an individual dated November 3, 2000, collateralized by
  200,000 shares of the Company's common stock, payable on demand plus
  all accrued interest at 15%.                                                         15,000            15,000

Note payable (non-collateralized) to an individual dated June 15, 2000
  payable on demand plus all accrued interest at 10%.                                  42,988            42,988

Note payable to a limited partnership dated February 2001, collateralized by
  571,250 shares of the Company's common stock, payable on March 15, 2001
  plus all accrued interest at 12%.                                                                      30,000

Note payable to a corporation (non-collateralized) dated January 23, 2001
  due on demand plus all accrued interest at 10%.                                      10,000            10,000

Note payables (non-collateralized) to a limited partnership dated October 22
   and December 14, 2001 payable on demand with an interest rate of 12%.              100,000

Other                                                                                   3,000             1,500
                                                                                   ----------          --------

Total                                                                               $ 249,488          $167,988
                                                                                    =========          ========


                            Commercial Concepts, Inc.
                    Notes to Financial Statements (continued)

Convertible debt consisted of the following:
                                                                                  February 28,       February 28,
                                                                                      2002                2001
                                                                                  ------------       ------------
Convertible notes payable to a private investment group with $250,000 originally due on July 20, 2003, $250,000 due on September 20, 2003,
  $300,000 originally due on April 19, 2004, and $500,000 due on
  June 14, 2004 plus accrued interest at 6% to 8%.                                 $1,103,982          $514,712

Convertible note payable to a private investment group due December 3, 2003
  plus all accrued interest at 8%.                                                    313,422           305,818

Three convertible notes payable to an individual with $100,000 due
  August 29, 2003, $100,000 due October 19, 2003 and $50,000 due
  November 30, 2003 plus all accrued interest at 6%.                                  256,066
                                                                                   ----------          --------
Long-term portion                                                                  $1,673,470          $820,530
                                                                                   ==========          ========

Long-term debt as of February 28, 2002 is scheduled to mature as follows:

           2003                                 None
           2004                           $1,024,912
           2005                              648,558
                                          ----------
           Total                          $1,673,470
                                          ==========

The convertible notes payable described above can be converted into common shares of the Company based upon 80% of the three lowest closing share prices during the thirty trading days prior to the date of the note, or 76% of the three lowest closing prices during the sixty trading days prior to the conversion date. The Company retains a redemption clause in the notes that allow the Company to repurchase the notes upon payment of 130% to 150% of the note's face value, plus accrued interest. In addition, the Company issued warrants to purchase 4,790,000 shares of the Company's common stock at market on the day issued with exercise prices ranging from $0.50 to $.012 (weighted average exercise price of $.26) in connection with these notes.

5. Income Taxes

Deferred tax assets consisted of the following:

                                                                            February 28,      February 28,
                                                                               2002               2001
                                                                               ----               ----
Deferred tax asset arising from net operating loss carryforwards            $ 1,740,800        $   987,700
Deferred tax asset arising from deferred compensation                           129,300            112,300
Deferred tax asset arising from asset impairment                                206,800
Less valuation allowance at 100%                                             (2,076,900)        (1,100,000)
                                                                            -----------        -----------
                                                                            $     None         $     None
                                                                            ===========        ===========

As of February 28, 2002, the Company had federal and state net operating loss carryforwards of approximately $4,670,000. The net operating loss carryforwards will expire at various dates beginning in 2006,if not utilized.

6. Receivable from Shareholders

The following summarizes receivable amounts from shareholders for purchase of Company stock:

     2,000,000 shares issued May 5, 1999 to an officer
       valued at $.06 per share                                   $120,000
     1,598,000 shares issued August 9, 1999 to an officer,
       valued at $.06 per share.                                    93,880
                                                                  --------
     Balance due                                                  $213,880
                                                                  ========

                            Commercial Concepts, Inc.
                    Notes to Financial Statements (continued)

8. Commitments

As of February 28, 2002, the Company leased office space and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments required under operating and capital leases are as follows:

                                                      Operating      Capital
                                                        Leases        Leases
                                                      ---------      -------
             2003                                     $ 91,157        $8,065
             2004                                       86,646         8,065
             2004                                                      7,556
                                                      --------       -------

        Total minimum lease payments                  $177,803        23,686
                                                      ========

        Less amount representing interest                              7,311
                                                                     -------

        Present value of net minimum lease payment                    16,375

        Less current portion                                           4,157
                                                                     -------

            Total                                                    $12,218
                                                                     =======

As of February 28, 2002, the Company has equipment purchased under non-cancelable capital leases with a cost of $22,570 and accumulated amortization of $10,071.

9. Employee Benefit Plan

During fiscal 2002, the Company established a Simple IRA Plan , a defined contribution retirement plan (the Plan), which covers all eligible employees. The Company matches up to 1% of gross salary of the contribution of each participating employee. The Company contributed approximately $1,400 to the Plan.

10. Subsequent Event

In May 2002 the Company entered into a $17,790 note payable with one of its existing note holders. The note accrues interest at an annual rate of 8% and is due in May 2004. The proceeds of the note were used to pay vendors included in accounts payable as of February 28, 2002. The note includes conversion feature, which may allow the note holder to convert the principal and interest portion due under the note into common stock of the Company.