Form 10QSB
period 2002-05-31
COMMERCIAL CONCEPTS INC
filed 2002-07-11
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly ended May 31, 2002

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from ________________ to ______________

                         Commission file number 0-28891

                            Commercial Concepts, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Utah                                          87-0409620
(State or other jurisdiction of             (I.R.S. Employer Identification No.
 incorporation or organization


                 168 E Center, North Salt Lake, Utah 84054-1807
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (801) 936-0595
                             ----------------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock equity, as of May 31, 2002 was 45,884,517.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                            Commercial Concepts, Inc.


                              Financial Statements





              As of May 31, 2002 (Unaudited) and February 28, 2002
        and for the (Unaudited) Three Months Ended May 31, 2002 and 2001







                                    Contents


Balance Sheets as of May 31, 2002 (Unaudited) and February 28, 2002....... 3

Unaudited Statements of Operations for the three months ended
May 31, 2002 and 2001..................................................... 4

Unaudited Statements of Cash Flows for the three months ended
May 31, 2002 and 2001..................................................... 5

Unaudited Statements of Stockholders' Deficit for the three months ended May 31, 2002........................................................ 6

Notes to Financial Statements............................................. 7

                                    Commercial Concepts, Inc.

                                         BALANCE SHEETS
                            As of May 31, 2002 and February 28, 2002


                                                                         May 31,         February 28,
                              ASSETS                                      2002               2002
                                                                    -----------------  ------------------
                                                                       (Unaudited)         (Audited)
CURRENT ASSETS
     Cash and cash equivalents                                      $            550   $             308
     Trade receivables                                                           400              21,796
                                                                    -----------------  ------------------
            Total current assets                                                 950              22,104

PROPERTY AND EQUIPMENT, net                                                   43,316              49,151
SOFTWARE DEVELOPMENT COSTS, net of
     reserve for impairment of  $554,683 at May 31, and
     Februray 28, 2002
DEPOSITS                                                                           -               7,117
                                                                    -----------------  ------------------
                                                                    $         44,266   $          78,372
                                                                    =================  ==================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank overdraft                                                                    $             427
     Trade accounts payable                                         $        214,820             217,394
     Accrued compensation                                                    421,455             341,416
     Other accrued expenses                                                   44,010              36,665
     Current portion of capital lease obligation                               4,157               4,157
     Short-term notes payable                                                249,488             249,488
                                                                    -----------------  ------------------
            Total current liabilities                                        933,930             849,547

LONG-TERM LIABILITIES
     Long-term portion of capital lease obligation                            12,218              12,218
     Convertible notes payable                                             1,715,700           1,673,470
                                                                    -----------------  ------------------
                                  Total liabilities                        2,661,848           2,535,235

STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value, 250,000,000 shares
       authorized, 45,884,517 and 43,,306,517 shares
       issued and outstanding, respectively                                   45,885              43,307
     Additional paid-in-capital                                            3,344,881           3,322,707
     Receivable from shareholders                                           (213,880)           (213,880)
     Accumulated deficit                                                  (5,794,468)         (5,608,997)
                                                                    -----------------  ------------------
            Total stockholders' deficit                                   (2,617,582)         (2,456,863)
                                                                    -----------------  ------------------

                                                                    $         44,266   $          78,372
                                                                    =================  ==================

                                    Commercial Concepts, Inc.

                               UNAUDITED STATEMENTS OF OPERATIONS
                          For the Quarters Ended May 31, 2002 and 2001

                                                                    2002               2001
                                                               -------------      -------------
REVENUES                                                       $       1,434      $       9,092

COST OF SALES                                                                             6,817
                                                               -------------      -------------

GROSS MARGIN                                                           1,434              2,275

OPERATING EXPENSES
     General and administrative                                      129,538            460,424
     Sales & marketing                                                 3,525
     Product development                                              15,096
                                                               -------------      -------------
        Total operating expenses                                     148,159            460,424
                                                               -------------      -------------

OPERATING LOSS                                                      (146,725)          (458,149)

OTHER INCOME (EXPENSE)
     Interest income                                                      26                236
     Interest expense                                                (38,772)           (68,926)
                                                               -------------      -------------
        Total other income (expense)                                 (38,746)           (68,690)
                                                               -------------      -------------

NET LOSS                                                       $    (185,471)     $    (526,839)
                                                               =============      =============

NET LOSS PER COMMON SHARE

Weighted Average Shares Outstanding:
        Basic                                                     44,534,517         28,517,658
        Diluted                                                   44,534,517         28,517,658

Net loss per Common Share:
        Basic                                                  $      (0.004)     $      (0.018)
        Diluted                                                $      (0.004)     $      (0.018)

                                            Commercial Concepts, Inc.

                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                  For the Quarters Ended May 31, 2002 and 2001

                                                                                 2002               2001
                                                                          ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $      (185,471)     $     (526,839)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                                                 5,835               7,009
       Common stock issued for services                                                                33,000
       Interest expense added to convertible debt balances                         28,191              91,207
       Changes in operating assets and liabilities:
           Trade receivables and advances                                          21,396               4,742
           Prepaids and other assets                                                7,117                 750
           Accounts payable, bank overdrafts and accrued liabilities              105,384              55,042
                                                                          ----------------     ---------------
       Net cash used in operating activities                                      (17,548)           (335,089)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                          -              (5,021)
    Additions to software licenses                                                      -              (1,250)
                                                                          ----------------     ---------------
       Net cash used in investing activities                                            -              (6,271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of convertible debt                                                   17,790             300,000
                                                                          ----------------     ---------------
       Net cash provided by financing activities                                   17,790             350,000
                                                                          ----------------     ---------------

Net change in cash and cash equivalents                                               242               8,640

    Cash and cash equivalents, beginning of year                                      308               1,621
                                                                          ----------------     ---------------

CASH AND CASH EQUIVALENTS, end of year                                    $           550      $       10,261
                                                                          ===============      ==============

SUPPLEMENTAL DISCLOSURES
    Cash interest paid                                                    $             -      $        5,789
    Conversion of long-term debt to common stock                                    3,751             351,148
    Common stock issued in settlement of liabilities                               21,001             105,944

                                            Commercial Concepts, Inc.

                                  UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           Quarter Ended May 31, 2002




                                                        Common Stock            Additional                   Receivable
                                                        ------------             Paid-In      Accumulated       From
                                                    Shares         Amount        Capital        Deficit     Shareholders
                                                    ------         ------        -------        -------     ------------
Balance at February 28, 2002                        43,306,517         43,307     3,322,707      (5,608,997)     (213,880)

    Common stock issued in conversion of debt          875,000            875         2,876

    Common stock issued in payment of liabilities    1,703,000          1,703        19,298

    Net loss                                                                                       (185,471)
                                                    ----------       --------    ----------     -----------    ----------

Balance at May 31, 2002                             45,884,517       $ 45,885    $3,344,881     $(5,794,468)   $ (213,880)
                                                    ==========       ========    ==========     ===========    ==========

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                     For the Three Months Ended May 31, 2002

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

Software Licenses: The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed. Subsequent production expenses to bring the products to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers. These amounts are recorded at cost and are amortized over the life of the licenses, which is estimated to be 5 years. However, given concerns about the Company's ability to continue as a going concern and therefore it's ability to ultimately recover the value of such capitalized costs, an impairment reserve of $554,683 was recorded at February 28, 2002 offsetting the amount of capitalized software costs (see Note 2). No costs were capitalized during the quarter ended May 31, 2002.

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

Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss is the same as net loss for the quarters ended May 31, 2002 and 2001.

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

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                     For the Three Months Ended May 31, 2002

2.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. However as of May 31, 2002, the Company had current liabilities substantially in excess of current assets, has a net stockholders' deficit and has incurred significant operating losses, all of which raise substantial doubt about its ability to continue as a going concern. The Company has taken certain actions in order to enable it to obtain additional financing, however, as of the date of these financial statements, these actions have been unsuccessful. Without additional financing, the Company will not be able to continue as a going concern. As of July 10, 2002, the Company had no commitment for additional financing, and it is doubtful as to the ability of the Company to continue as a going concern. As a result, all assets and liabilities have been recorded at their estimated net recoverable amounts, including an impairment charge for capitalized software development costs in the amount of $554,683.

3.  Property and Equipment

Property and equipment consists of the following:

                                                      February 28,
                                                 2002               2001
                                          -------------------------------------

 Leasehold improvements                     $     7,000         $     7,000
 Computer and other equipment                   104,904             104,904
 Office furniture                                12,173              12,173
                                            -----------         -----------
   Total                                        124,077             124,077
Less accumulated depreciation                   (80,761)            (74,926)
                                            -----------         -----------
                                            $    43,316         $    49,151
                                            ===========         ===========

4.  Notes Payable

Short-term debt consisted of the following:

                                                                                     May 31,           February 28,
                                                                                      2002                 2002
                                                                                   ---------           ------------
Notes payable to an  individual  at dates from June 22, 2000  through  April 12,
  2001, due at various dates through April 12, 2002, plus all accrued
  interest at 15%.                                                                 $  78,500            $  78,500
Note payable to an individual dated November 3, 2000, collateralized by
  200,000 shares of the Company's common stock, payable on demand plus all
  accrued interest at 15%.                                                            15,000               15,000
Note payable (non-collateralized) to an individual dated June 15, 2000
  payable on demand plus all accrued interest at 10%.                                 42,988               42,988
Note payable to a limited partnership dated February 2001, collateralized by
  571,250 shares of the Company's  common stock,  payable on March 15, 2001 plus all accrued interest at 12%.
Note payable to a corporation (non-collateralized) dated January 23, 2001
  due on demand plus all accrued interest at 10%.                                     10,000               10,000
Note payables (non-collateralized) to a limited partnership dated October 22
     and December 14, 2001 payable on demand with an interest rate of 12%.           100,000              100,000
Other                                                                                  3,000                3,000
                                                                                   ---------            ---------

Total                                                                              $ 249,488            $ 249,488
                                                                                   =========            =========

                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                     For the Three Months Ended May 31, 2002


Convertible debt consisted of the following:

                                                                                    May 31,         February 28,
                                                                                     2002               2002
                                                                                   ----------       ------------
Convertible notes payable to a private investment group with $250,000 originally due  on  July  20,  2003,  $250,000  due on  September  20,  2003,  $300,000
    originally due on April 19, 2004, $500,000 due on June 14,
    2004, and $17,790 due on May 8, 2005, plus accrued interest at 6% to 8%.       $1,136,684        $1,103,982
Convertible note payable to a private investment group due December 3, 2003
    plus all accrued interest at 8%.                                                  319,169           313,422
Three convertible notes payable to an individual with $100,000 due August
    29, 2003, $100,000 due October 19, 2003 and $50,000 due November 30,
    2003 plus all accrued interest at 6%                                              259,847           256,066
                                                                                   ----------        ----------
Long-term portion                                                                  $1,715,700        $1,673,470
                                                                                   ==========        ==========

Long-term debt as of May 31, 2002 is scheduled to mature as follows:

           2003                              None
           2004                           $1,159,401
           2005                              556,299
                                          ----------
           Total                          $1,715,700
                                          ==========

The convertible notes payable described above can be converted into common shares of the Company based upon 80% of the three lowest closing share prices during the thirty trading days prior to the date of the note, or 76% of the three lowest closing prices during the sixty trading days prior to the conversion date. The Company retains a redemption clause in the notes that allow the Company to repurchase the notes upon payment of 130% to 150% of the note's face value, plus accrued interest. In addition, the Company issued warrants to purchase 5,290,000 shares of the Company's common stock at market on the day issued with exercise prices ranging from $0.50 to $.0072 (weighted average exercise price of $.23) in connection with these notes.

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
                                                                   ========

6.  Lease Commitments

As of May 31, 2002, the Company leased office space under non-cancelable operating leases. However, due to cash flow difficulties, the Company is relocating to a smaller, less expensive office in July, 2002 and the landlord has agreed to release the Company from its current lease obligation.

                      Management's Discussion and Analysis

General

       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements (including the notes thereto), and the other information included elsewhere herein. Our fiscal year runs from March 1 through the last day of February.

RESULTS OF OPERATIONS

Quarter Ended May 31, 2002 vs. Quarter Ended May 31, 2001

       Sales: Sales decreased by approximately $7,600 during the first quarter of fiscal 2003 to $1,434 compared to the same quarter in the prior fiscal year. This decrease is a combination of the lack of PictureBase and media revenue and reduced Wavescreen revenue during the first quarter of fiscal 2003. Wavescreen revenues decreased primarily due to our inability to seek hosts and advertisers because of cash flow difficulties.

       Cost of sales: There was no cost of sales during the first quarter of fiscal 2003 compared to a cost of sales of $6,817 in the same quarter of the prior year. The cost of sales in the prior year consisted primarily of hardware costs associated with PictureBase sales and costs associated with media sales. There are relatively few costs associated with the generation of Wavescreens revenues.

       Operating expenses: Operating expenses decreased from $460,424 in the first quarter of fiscal 2002 to $148,159 for the same quarter in fiscal 2003. Because of our current financial position, most of our employees have been laid off until additional funding is secured. The reduction in salaries combined with the elimination of most variable costs resulted in the decrease in operating expenses. We continue to look for ways to reduce costs including moving the corporate headquarters to smaller and less expensive office space.

       Interest expense: Interest expense decreased by approximately $30,000 during first quarter of fiscal 2003 as compared to the same quarter in 2002. During the first quarter of fiscal 2002, we paid certain costs related to financing transactions that were recorded as interest expense. In the first quarter of fiscal 2003, we did not incur this same type of expense resulting in the decrease between the two quarters.

Liquidity and Capital Resources

       At May 31, 2002, we had cash amounting to $550 and total current assets of $950 with current liabilities amounting to approximately $934,000. During the quarter Commercial Concept's expenditures and cash requirements were met using a combination of sales, collection of receivables and debt. Due to our current liquidity position, our auditors have issued a going concern opinion on our audited financial statements as of February 28, 2002. Our ability to continue as a going concern is dependent upon our ability to generate additional capital. We do not currently have any additional financing in place, nor have we generated additional equity or debt subsequent to the end of our fiscal quarter. During the first quarter of fiscal 2003 we used approximately $17,500 of cash in operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.


/s/  George E. Richards                                           7/12/02
---------------------------------------------------
George E. Richards, President and Chief Executive
Officer
                                                                  7/12/02
/s/  Scott G. Adamson
---------------------------------------------------
Scott G.Adamson, Executive Vice President