Form 10QSB
period 2002-08-31
COMMERCIAL CONCEPTS INC
filed 2002-10-15
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended August 31, 2002

[  ]      Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ________________ to ______________

                         Commission file number 0-28891

                            Commercial Concepts, Inc.
       (Exact name of small business issuer as specified in its charter)

           Utah                                          87-0409620
 (State or other jurisdiction
       of incorporation or                   (I.R.S. Employer Identification No.
           organization


                 168 E Center, North Salt Lake, Utah 84054-1807
                     (Address of principal executive offices)


                                 (801) 936-0595
                             ----------------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock equity as of September 30, 2002 was 57,049,182.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]



                      Management's Discussion and Analysis

General

       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements (including the notes thereto), and the other information included elsewhere herein. Our fiscal year runs from March 1 through the last day of February.

RESULTS OF OPERATIONS

 Quarter and Six-Months Ended August 31, 2002 vs. Quarter Ended August 31, 2001
       Sales: There were no sales during the quarter ended August 31, 2002 and only $1,434 for the six-month period then ended. This is compared to sales of $27,126 and $36,218 for the three and six months ended August 31, 2001. Substantially all sales in fiscal 2003 were generated from Wavescreens. Sales have decreased since the Company has been unable to employ sales personnel or perform any marketing activities due to lack of funding.

       Cost of sales: Consistent with the information discussed under sales, there have been no cost of sales during the three and six month periods ended August 31, 2002 compared to cost of sales of $3,417 and $10,234 for the same periods in the prior year.

       Operating expenses: Operating expenses were substantially lower during the three and six month periods ended August 31, 2002 as compared to the same periods in the prior year. Of the $171,640 and $301,178 in expenses in the three and six month periods ended August 31, 2002, $73,000 are for corporate consulting services paid for with common stock of the Company. Because of our current financial position, most of our employees have been laid off until additional funding is secured. The reduction in salaries combined with the elimination of most variable costs resulted in the decrease in operating expenses. We continue to look for ways to reduce costs including moving the corporate headquarters to smaller and less expensive office space.

         Interest expense: Interest expense decreased by approximately $30,000 during the first six months of fiscal 2003 as compared to the same period in 2002. During the first quarter of fiscal 2002, we paid certain costs related to financing transactions that were recorded as interest expense. In the first quarter of fiscal 2003, we did not incur this same type of expense resulting in the decrease between the two quarters. Interest expense in the second quarter of fiscal 2003 is only slightly higher than interest expense in the same period of the prior year.

Liquidity and Capital Resources

       At August 31, 2002, we had cash and current assets amounting to $3,370 with current liabilities of approximately $1,028,000. During the quarter Commercial Concept's expenditures and cash requirements were met using a combination of collection of receivables, debt, issuance of common stock and cash contributed. Due to our current liquidity position, our auditors have issued a going concern opinion on our audited financial statements as of February 28, 2002. Our ability to continue as a going concern is dependent upon our ability to generate additional capital. We do not currently have any additional financing in place, nor have we generated additional equity or debt subsequent to the end of our fiscal quarter. During the first six months of fiscal 2003 we used approximately $24,700 of cash in operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.


/s/  George E. Richards                                            10/10/02
                                                                   --------
---------------------------------------------------
George E. Richards, President and Chief Executive
Officer
                                                                   10/10/02
/s/  Scott G. Adamson
---------------------------------------------------
Scott G.Adamson, Executive Vice President



                            Commercial Concepts, Inc.


                              Financial Statements


                     As of August 31, 2002 (Unaudited) and February
                        28, 2002 and for the (Unaudited) Three and
                         Six Months Ended August 31, 2002 and 2001


                                    Contents


    Balance Sheets as of August 31, 2002 (Unaudited) and February 28,
    2002..................................................................... 1

    Unaudited Statements of Operations for the three and six
    months ended August 31, 2002 and 2001.................................... 2

    Unaudited Statements of Cash Flows for the six months ended August 31,
    2002 and 2001............................................................ 3

    Unaudited Statements of Stockholders' Deficit for the six months ended August 31, 2002.................................................... 4

    Notes to Financial Statements............................................ 5




                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                    For the Six Months Ended August 31, 2002

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business: Commercial Concepts, Inc. (the Company) creates proprietary software platforms. From these platforms individual internet-accessible database-driven software products are developed. As each product completes beta testing, the Company plans to seek either a distribution partner to market and provide ongoing support for the product or a licensee to license the product. Due to lack of funding, little activity occurred during the quarter.

Interim Financial Information: The accompanying interim financial statements of the Company are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of the results for the respective full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10KSB for the year ended February 28, 2002 as filed with the Securities and Exchange Commission.

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

Software Licenses: The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed. Subsequent production expenses to bring the products to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers. These amounts are recorded at cost and are amortized over the life of the licenses, which is estimated to be 5 years. However, given concerns about the Company's ability to continue as a going concern and therefore it's ability to ultimately recover the value of such capitalized costs, an impairment reserve of $554,683 was recorded at February 28, 2002 offsetting the amount of capitalized software costs (see Note 2). No costs were capitalized during the quarter ended August 31, 2002.

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

Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss is the same as net loss for the quarters and six months ended August 31, 2002 and 2001.

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

                           COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                    For the Six Months Ended August 31, 2002

2.  Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. However as of August 31, 2002, the Company had current liabilities substantially in excess of current assets, has a net stockholders' deficit and has incurred significant operating losses, all of which raise substantial doubt about its ability to continue as a going concern. The Company has taken certain actions in order to enable it to obtain additional financing, however, as of the date of these financial statements, these actions have been unsuccessful. Without additional financing, the Company will not be able to continue as a going concern. As of October 7, 2002, the Company had no commitment for additional financing, and it is doubtful as to the ability of the Company to continue as a going concern. As a result, all assets and liabilities have been recorded at their estimated net recoverable amounts, including an impairment charge for capitalized software development costs in the amount of $554,683.


3.  Property and Equipment
Property and equipment consists of the following:

                                                            February  28,
                                                       2002               2001
                                                ---------------------------------------
                                                ---------------------------------------
 Leasehold improvements                                                      $7,000
 Computer and other equipment                          $104,904             104,904
 Office furniture                                        12,173              12,173
                                                ---------------------------------------
   Total                                                117,077             124,077
Less accumulated depreciation                           (80,953)            (74,926)
                                                ---------------------------------------
                                                ---------------------------------------
                                                        $36,124             $49,151
                                                =======================================

During the quarter ended August 31, 2002, the Company relocated offices to smaller and less expensive office space. As a result, the leasehold improvements on the prior office space were fully depreciated and then written off.

4.  Notes Payable
Short-term debt consisted of the following:

                                                                                  August 31,         February 28,
                                                                                      2002                 2002
                                                                               --------------      -------------
Notes payable to an individual at dates from June 22, 2000 through April 12,
  2001, due at various dates through April 12, 2002, plus all accrued
  interest at 15%.                                                                  $ 78,500             $ 78,500
         Note   payable   to  an   individual   dated   November   3,   2000,
collateralized  by 200,000 shares of the Company's  common stock,  payable on
demand plus all accrued interest at 15%.                                              15,000               15,000
Note payable (non-collateralized) to an individual dated June 15, 2000
  payable on demand plus all accrued interest at 10%.                                 42,988               42,988
         Note payable to a  corporation  (non-collateralized)  dated  January
23, 2001 due on demand plus all accrued interest at 10%.                              10,000               10,000
Note payables (non-collateralized) to a limited partnership dated October 22
     and December 14, 2001 payable on demand with an interest rate of 12%.           100,000              100,000
Other                                                                                  3,000                3,000
                                                                               -----   -----       -----    -----

Total                                                                              $ 249,488            $ 249,488
                                                                                   =========            =========



                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                   For the Three Months Ended August 31, 2002



Convertible debt consisted of the following:

                                                                                  August 31,       February 28,
                                                                                    2002               2002
                                                                                    ----               ----
Convertible notes payable to a private investment group with at various
    dates, plus accrued interest at 6% to 8% .                                     $1,152,003        $1,103,982
Convertible note payable to a private investment group due December 3, 2003
    plus all accrued interest at 8%.                                                  318,075           313,422
Three convertible notes payable to an individual at various dates plus all
    accrued interest at 6%                                                            263,628           256,066
                                                                               -----  -------      ------------
                                                                                   $1,733,706        $1,673,470



Long-term debt as of August 31, 2002 is scheduled to mature as follows:

           2003                                 None
           2004                           $1,166,967
           2005                              566,739
           -----                             -------
           Total                          $1,733,706
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

5. Receivable from Shareholders
The following summarizes receivable amounts from shareholders for purchase of Company stock:

    2,000,000 shares issued May 5, 1999 to an
     officer valued at $.06 per share                  $120,000

     1,598,000 shares issued August 9, 1999 to
     an officer, valued at $.06 per share.               93,880
                                                       ---- ------
     Balance due                                        $213,880
                                                        ========

6.  Lease Commitments
As of August 31, 2002, the Company leased office space under non-cancelable operating leases. However, due to cash flow difficulties, the Company is relocated to a smaller, less expensive office in July, 2002 and the Company is in negotiations with the prior landlord to release it from its current obligation which will expire in February 2004 if negotiations are unsuccessful.


                                  CERTIFICATION

         In connection with the Annual Report of Commercial Concepts, Inc., a Utah corporation (the "Company") on Form 10-QSB for the period ending August 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George E. Richards, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      I have received the Report being filed.

(2) The Report fully complies with the requirements of Section 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (15
         U.S.C. 78m or 78o(d)); and

(3)      The information contained in the Report
         fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ GeorgeE. Richards, Jr
--------------------------------------------------------------
George E. Richards, Jr., Chief Executive Officer
Dated:   October 15, 2002
      -----------------------------------------------



         In connection with the Annual Report of Commercial Concepts, Inc., a Utah corporation (the "Company") on Form 10-QSB for the period ending August 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott G. Adamson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(4)      I have received the Report being filed.

(5) The Report fully complies with the requirements of Section 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (15
         U.S.C. 78m or 78o(d)); and

(6)      The information contained in the Report
         fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Scott G. Adamson
--------------------------------------------------------------
Scott G. Adamson, Chief Financial Officer
Dated:   October 15, 2002
      -----------------------------------------------