Form 10QSB/A
period 2002-08-30
COMMERCIAL CONCEPTS INC
filed 2002-10-21
CIK 1014618

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

                         Commission file number 0-28891

                            Commercial Concepts, Inc.
       (Exact name of small business issuer as specified in its charter)

                   Utah                               87-0409620
        State or other jurisdiction       I.R.S. Employer Identification No.
             of incorporation or
                 organization


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

Commercial Concepts, Inc.


/s/  George E. Richards                                      10/10/02
---------------------------------------------------
George E. Richards, President and Chief Executive
Officer
                                                               10/10/02
/s/  Scott G. Adamson
---------------------------------------------------
Scott G.Adamson, Executive Vice President



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

    Unaudited Statements of Operations for the three and six
    months ended August 31, 2002 and 2001.................................... 2

    Unaudited Statements of Cash Flows for the six months ended August 31,
    2002 and 2001............................................................ 3

    Unaudited Statements of Stockholders' Deficit for the six months ended August 31, 2002.................................................... 4

    Notes to Financial Statements............................................ 5


                                         Commercial Concepts, Inc.

                                             BALANCE SHEETS


                                                                August 31              February 28
                         ASSETS                                   2001                    2001
                                                                  ----                    ----
                                   (Unaudited)
CURRENT ASSETS
                                                            $                       $
     Cash and cash equivalents                             101,977                 1,621

     Trade receivables                                     30,425                  11,548

     Employee advances                                     8,000                   11,700

     Prepaid expenses and other current assets             1,501                   1,683
                                                           --------------------    --------------------
            Total current assets
                                                           141,903                 26,552


PROPERTY AND EQUIPMENT, net                                61,341                  70,233

SOFTWARE DEVELOPMENT COSTS                                 554,642                 550,291

DEPOSITS                                                   7,217                   7,217
                                                           --------------------    --------------------
                                                            $                       $
                                                           765,103                 654,293
                                                           ====================    ====================

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
                                                            $                       $
     Trade accounts payable                                110,718                 88,030

     Accrued compensation                                  217,005                 301,622

     Other accrued expenses                                39,756                  8,418

     Current portion of long-term debt                     4,000                   4,850

     Short-term notes payable                              158,488                 167,988
                                                           --------------------    --------------------

            Total current liabilities                      529,967                 570,908

LONG-TERM LIABILITIES

     Convertible notes payable                             1,575,769               830,172
                                                           --------------------    --------------------
                                  Total liabilities
                                                           2,105,736               1,401,080
STOCKHOLDERS' DEFICIT

     Common stock                                          33,855                  28,198

     Paid-in-capital                                       3,178,774               2,807,473

     Receivable from shareholders                          (213,880)               (200,880)

     Accumulated deficit                                   (4,339,382)             (3,381,578)
                                                           --------------------    --------------------

            Total stockholders' deficit                    (1,340,633)             (746,787)
                                                           --------------------    --------------------

                                                            $                       $
                                                           765,103                 654,293
                                                           ====================    ====================






                                             Commercial Concepts, Inc.

                                         UNAUDITED STATEMENTS OF OPERATIONS


                                                                                     For the 6 Months Ended August
                                                 For Quarter Ended August 31,                     31,
                                                    2001             2000                2001             2000
                                                    ----             ----                ----             ----

                                                $                $                   $                $
SALES                                          27,126           20,194              36,218           38,401


COST OF SALES                                  3,417            5,703               10,234           10,161
                                               ---------------- ---------------- -- ---------------- ----------------


GROSS MARGIN                                   23,709           14,491              25,984           28,240

OPERATING EXPENSES

     General and administrative                209,053          312,117             469,688          664,407

     Sales and marketing                       64,701                               132,676

     Product development                       95,818                               190,822
                                               ---------------- ---------------- -- ---------------- ----------------

        Total operating expenses               369,572          312,117             793,186          664,407
                                               ---------------- ---------------- -- ---------------- ----------------


OPERATING LOSS                                 (345,863)        (297,626)           (767,202)        (636,167)

OTHER INCOME (EXPENSE)

     Interest income                           1,157            121                 1,393            123

     Financing costs                           (48,465)         1,963               (85,275)         2,473

     Interest expense                          (37,794)         (6,685)             (106,720)        (9,434)
                                               ---------------- ---------------- -- ----------------
                                                                                                     ----------------
        Total other income (expense)
                                               (85,102)         (4,601)             (190,602)        (6,838)
                                               ---------------- ---------------- -- ---------------- ----------------


NET LOSS BEFORE INCOME TAXES                   (430,965)        (302,227)           (957,804)        (643,005)

                                               -                -
     Benefit for income taxes

                                                                 $                                    $
NET LOSS                                        $    (430,965)  (302,227)            $    (957,804)  (643,005)
                                               ================ ================ == ================ ================


NET LOSS PER COMMON SHARE

Weighted Average Shares Outstanding:

        Basic                                  31,363,473       26,971,503          29,940,565       25,631,642

        Diluted                                31,363,473       26,971,503          29,940,565       25,631,642

Net loss per Common Share:
                                                $                $                   $                $
        Basic                                  (0.014)          (0.011)             (0.032)          (0.025)

        Diluted                                (0.014)          (0.011)             (0.032)          (0.025)





                                      Commercial Concepts, Inc.

                                 UNAUDITED STATEMENTS OF CASH FLOWS


                                                                         For the Six Months Ended
                                                                                August 31,
                                                                          2001             2000
                                                                          ----             ----

CASH FLOWS FOR OPERATING ACTIVITIES
                                                                      $                $
     Net loss                                                        (957,804)        (643,005)
     Adjustments to reconcile net loss to net cash used in
        operating activities:

        Depreciation and amortization                                14,636           11,066

        Common stock  issued for expenses                            67,000           363,393

        Interest added to convertible debt balances                  120,316

        Changes in operating assets and liabilities:                 -                -

            Trade receivables and advances                           (26,877)         18,632

            Prepaids and other assets                                182              (6,164)

            Accounts payable and accrued liabilities                 42,998           55,621

                                                                  -- ---------------- ----------------
        Net cash used in operating activities
                                                                     (739,549)        (200,457)

CASH FROMS FROM INVESTING ACTIVITIES

     Purchases of property, plant and equipment                      (5,744)          (5,750)

     Additions to capitalized software & patents                     (4,351)          (401,168)
                                                                  -- ---------------- ----------------
        Net cash used in investing activities
                                                                     (10,095)         (406,918)

CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of long-term debt                                      950,000          -

     Payments of notes payable                                       (100,000)        -

     Net proceeds from notes receivable from shareholders            -                (2,555)

     Net proceeds from issuance short-term debt                      -                280,848

     Net proceeds from issuance of common stock                                       310,500
                                                                  -- ---------------- ----------------

        Net cash provided by financing activities                    850,000          588,793
                                                                  -- ---------------- ----------------


Net change in cash and cash equivalents                              100,356          (18,582)


     Cash and cash equivalents, beginning of period                  1,621            31,171
                                                                     ---------------- ----------------

                                                                      $                $
CASH AND CASH EQUIVALENTS, END OF PERIOD                             101,977          12,589
                                                                  == ================ ================

SUPPLEMENTAL DISCLOSURES

                                                                      $               $
     Cash interest paid                                              2,545            7,693

     Conversion of Long-term debt to common stock                    243,888

     Common stock issued in settlement of liabilities                66,070







                                             Commercial Concepts, Inc.

                                    UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT
                                          Six Months Ended August 31, 2001

                                                                             Paid-In
                                                                            Capital In
                                                      Common Stock          Excess of     Accumulated
                                                      ------------
                                                  Shares        Amount      Par Value       Deficit        Total

                                                              $             $             $              $
Balance at February 28, 2001 (Audited)          28,197,590   28,198        2,807,473     (3,381,578)    (545,907)


Common stock issued for services                757,400      757           66,243                       67,000


Common stock issued in conversion of debt       4,040,835    4,041         239,847                      243,888


Common stock issued in payment of liabilities   858,600      859           65,211                       66,070


Net loss                                                                                 (957,804)      (957,804)
                                                ------------ ------------- ------------- -------------- -------------

                                                              $             $             $              $
Balance at August 31, 2001                      33,854,425   33,855        3,178,774     (4,339,382)    (1,126,753)
                                                ============ ============= ============= ============== =============




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