Form 10QSB/A
period 2002-08-31
COMMERCIAL CONCEPTS INC
filed 2003-01-10
CIK 1014618

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

    Unaudited Statements of Operations for the three and six
    months ended August 31, 2002 and 2001.................................... 2

    Unaudited Statements of Cash Flows for the six months ended August 31,
    2002 and 2001............................................................ 3

    Unaudited Statements of Stockholders' Deficit for the six months ended August 31, 2002.................................................... 4

    Notes to Financial Statements............................................ 5



                                        Commercial Concepts, Inc.

                                              BALANCE SHEETS
                               As of August 31, 2002 and February 28, 2002

                                                           August 31,      February 28,
                         ASSETS                               2002             2002
                                                              ----             ----
                                                          (Unaudited)        (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                 $3,370             $   308
  Trade receivables                                                             21,796
                                                          ----------------------------
        Total current assets                                 3,370              22,104
                                                          ----------------------------

PROPERTY AND EQUIPMENT, net                                  36,124             49,151
SOFTWARE DEVELOPMENT COSTS, net of
 reserve for impairment of  $554,683 at August 31, and
 Februray 28, 2002
DEPOSITS                                                        -                7,117
                                                        ------------------------------
                                                           $39,494            $78,372
                                                        ==============================

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                           $                  $   427
  Trade accounts payable                                    235,223           217,394
  Accrued compensation                                      484,131           341,416
  Other accrued expenses                                     54,861            36,665
  Current portion of capital lease obligation                 4,157             4,157
  Short-term notes payable                                  249,488           249,488
                                                      -------------------------------
        Total current liabilities                         1,027,860           849,547

LONG-TERM LIABILITIES
  Long-term portion of capital lease obligation              12,218            12,218
  Convertible notes payable                               1,733,706         1,673,470
                                                       -------------------------------
        Total liabilities                                 2,773,784         2,535,235

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value, 250,000,000 shares
 authorized, 57,049,182 and 43,306,517 shares issued
 and outstanding at August 31 and February 28, 2002,
 respectively                                                57,050            43,307
 Additional paid-in-capital                               3,427,102         3,322,707
 Receivable from shareholders                              (213,880)         (213,880)
 Accumulated deficit                                     (6,004,562)       (5,608,997)
                                                        -------------------------------
        Total stockholders' deficit                      (2,734,290)        (2,456,863)
                                                        -------------------------------
                                                         $   39,494        $    78,372
                                                        ================================

                                Commercial Concepts, Inc.

                            UNAUDITED STATEMENTS OF OPERATIONS
                For the Quarters Six-Months Ended August 31, 2002 and 2001

                                               For Quarter Ended August 31,        For the 6 Months Ended August 31,
                                                  2002               2001               2002               2001
                                                  ----               ----               ----               ----
REVENUES                                                             27,126            1,434              36,218
COST OF SALES                                                         3,417                               10,234
                                           ----------------------------------------------------------------------------

GROSS MARGIN                                        -                23,709             1,434              25,984

OPERATING EXPENSES
  General and administrative               $      171,640            209,053            301,178           469,688
  Sales and marketing                               1,041              64,701             4,565              132,676
  Product development                               -                  95,818             15,097             190,822
                                           ----------------------------------------------------------------------------
   Total operating expenses                        172,681            369,572             320,840            793,186
                                           ----------------------------------------------------------------------------

OPERATING LOSS                                     (172,681)           (345,863)         (319,406)          (767,202)

OTHER INCOME (EXPENSE)
  Interest and other income                            900                1,157              925                1,393
  Financing costs                                                        (48,465)                              (85,275)
  Interest expense                                 (38,313)              (37,794)           (77,084)         (106,720)
                                           ----------------------------------------------------------------------------
  Total other income (expense)                       (37,413)             (85,102)           (76,159)         (190,602)
                                           ----------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES                      (210,094)             (430,965)             (395,565)      (957,804)

 Benefit for income taxes                               -                      -

                                           ----------------------------------------------------------------------------
NET LOSS                                    $    (210,094)     $       (430,965)  $    (395,565)     $       (957,804)
                                           ============================================================================


NET LOSS PER COMMON SHARE

Weighted Average Shares Outstanding:
  Basic                                          48,902,959         31,363,473         46,718,738         29,940,565
  Diluted                                        49,902,198         31,363,473         47,218,357         29,940,565

Net loss per Common Share:
   Basic                                           $(0.004)            $(0.014)            $(0.008)          $(0.032)

   Diluted                                          (0.004)            (0.014)            (0.008)            (0.032)




                                      Commercial Concepts, Inc.

                                  UNAUDITED STATEMENTS OF CASH FLOWS
                          For the Six-months Ended August 31, 2002 and 2001

                                                                           2002             2001
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                             $    (395,565)   $    (957,804)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                                              13,026           14,636
   Common stock issued for services                                          73,000           67,000
   Interest expense added to convertible debt balances                       56,584           120,316
  Changes in operating assets and liabilities:
      Trade receivables and advances                                         21,796           (26,877)
      Prepaids and other assets                                              7,117            182
      Accounts payable, bank overdrafts and accrued liabilities              199,314          42,998
                                                                       ----------------------------------
  Net cash used in operating activities                                     (24,728)         (739,549)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                   -                (5,744)
  Additions to software licenses                                               -                (4,351)
                                                                     ----------------------------------
  Net cash used in investing activities                                        -                (10,095)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of convertible debt                                                17,790           950,000
  Payments of notes payable                                                    -                (100,000)
  Net proceeds from payment for common stock                                  10,000
  Net cash provided by financing activities                                  27,790             850,000
                                                                      ----------------------------------

Net change in cash and cash equivalents                                         3,062            100,356

  Cash and cash equivalents, beginning of period                                  308              1,621
                                                                     ----------------------------------

CASH AND CASH EQUIVALENTS, end of period                               3,370             $      101,977
                                                                     ==================================


SUPPLEMENTAL DISCLOSURES
 Conversion of long-term debt to common stock                                 9,265            243,888
  Cash interest paid                                                                             2,545
  Common stock issued in settlement of liabilities                                              66,070





                                        Commercial Concepts, Inc.

                              UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     Six-Months Ended August 31, 2002


                                                                                 Additional                  Receivable
                                                           Common Stock           Paid-In      Accumulated        From
                                                           ------------
                                                       Shares        Amount       Capital        Deficit      Shareholders

                                                   --------------------------------------------------------------------------

Balance at February 28, 2002                         43,306,517    43,307        3,322,707      $   (5,608,997) $    (213,880)

  Common stock issued in conversion of debt           3,039,665      3,040          11,098

  Common stock issued in payment of liabilities         1,703,000    10,703         19,297

  Common stock issued for services                      9,000,000     9,000         64,000


  Contribution for unissued of common stock                                         10,000

 Net loss                                                                                             (395,565)
                                                   -----------------------------------------------------------

Balance at August 31, 2002                            57,049,182    $ 66,050          $3,427,102     $(6,004,562)  $ (213,880)
                                                   ==========================================================================



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