Form 10QSB
period 2002-11-30
COMMERCIAL CONCEPTS INC
filed 2003-01-16
CIK 1014618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterl ended November 30, 2002

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
 (State or other jurisdiction of incorporation or       (I.R.S. Employer
                organization                             Identification No.)


                  168 E Center, North Salt Lake, Utah 84054-1807
                  ----------------------------------------------
                    (Address of principal executive offices)


                                   (801) 936-0595
                                ----------------------
                              (Issuer's telephone number)


                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common ,stock equity, as of September 30, 2002 was 57,049,182.

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

RESULTS OF OPERATIONS

Quarter and None-Months Ended November 30, 2002 vs. Quarter Ended
November 30, 2001

Sales: There were no sales in during the quarter ended November 30, 2002 and only $1,434 for the nine-month period then ended. This is compared to sales of $35,170 and $61,154 for the three and nine months ended November 30, 2001. Substantially all revenues in fiscal 2003 were generated from Wavescreens. There have no sales in the last two quarters since the Company has been unable to employ sales personnel or perform any marketing activities due to lack of funding. .

       Cost of sales: Consistent with the information discussed under sales, there have been no cost of sales during the three and nine month periods ended November 30, 2002 compared to cost of sales of $0 and $10,281 for the same periods in the prior year.

       Operating expenses: Operating expenses were substantially lower in during the three and nine-month periods ended November 30, 2002 as compared to the same period in the prior year. Of the $388,369 in expenses in the nine month period ended November 30, 2002, $73,000 are for corporate consulting services paid for with common stock of the Company. Because of our current financial position, most of our employees have been laid off until additional funding is secured. The reduction in salaries combined with the elimination of most variable costs resulted in the decrease in operating expenses. We continue to look for ways to reduce costs including moving the corporate headquarters to smaller and less expensive office space.

        Interest expense: Interest expense decreased by approximately $30,000 during the first nine months of fiscal 2003 as compared to the same period in 2002. During the first quarter of fiscal 2002, we paid certain costs related to financing transactions that were recorded as interest expense. In the first quarter of fiscal 2003, we did not incur this same type of expense resulting in the decrease between the two quarters. Interest expense in the second quarter of fiscal 2003 is only slightly higher than interest expense in the same period of the prior year.

Liquidity and Capital Resources

         At November 30, 2002, we had cash and current assets amounting to $49 with current liabilities of approximately $1,084,000. During the quarter Commercial Concept's expenditures and cash requirements were met using a combination of increasing payables and cash contributed. Due to our current liquidity position, our auditors have issued a going concern opinion on our audited financial statements as of February 28, 2002. Our ability to continue as a going concern is dependent upon our ability to generate additional capital. We do not currently have any additional financing in place, nor have we generated additional equity or debt subsequent to the end of our fiscal quarter. During the first nine months of fiscal 2003 we used approximately $34,000 of cash in operations.

         We are currently in serious negotiations with a company that plans to use a portion of our Wavescreens technology in its product. The successful completion of this project may provide us with small amounts of operating capital and the potential of new revenue during fiscal 2004 from this product in fiscal 2004. It could also provide the opportunity for new sales opportunities into other markets with this product. We are unable to make reasonable projections of the impact of this potential agreement at this time.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commercial Concepts, Inc.


/s/  George E. Richards                                             01/12/03
                                                                    --------
---------------------------------------------------
George E. Richards, President and Chief Executive
Officer
                                                                    01/12/03
/s/  Scott G. Adamson
---------------------------------------------------
Scott G.Adamson, Executive Vice President


                            Commercial Concepts, Inc.


                              Financial Statements





                      As of November 30, 2002 (Unaudited) and
                     February 28, 2002 and for the (Unaudited)
                    Three and Nine Months Ended November 30, 2002
                                   and 2001


                                    Contents


    Balance Sheets as of November 30, 2002
       (Unaudited) and February 28, 2002.............................. 1
    Unaudited Statements of Operations for
       the three and nine months ended November 30, 2002 and 2001..... 2
    Unaudited Statements of Cash Flows for the nine months ended
       November 30, 2002 and 2001 .................................... 3
    Unaudited Statements of Stockholders' Deficit for the nine months ended November 30, 2002................................. 4
    Notes to Financial Statements..................................... 5




                                        Commercial Concepts, Inc.

                                              BALANCE SHEETS
                              As of November 30, 2002 and February 28, 2002

                                                          November 30,       February 28,
                        ASSETS                               2002              2002
                                                             ----              ----
                                                          (Unaudited)         (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                    49                308
  Trade receivables                                                             21,796
        Total current assets                                  49                22,104
                                                       ---------------------------------------

PROPERTY AND EQUIPMENT, net                                  6,268             49,151
SOFTWARE DEVELOPMENT COSTS, net of
 reserve for impairment of  $554,683 at November 30, and
 Februray 28, 2002
DEPOSITS                                                      -                 7,117
                                                       ---------------------------------------
                                                             6,317             78,372
                                                       ======================================

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                                                 427
  Trade accounts payable                                    257,843           217,394
  Accrued compensation                                      511,913           341,416
  Accrued interest and other expenses                        60,527            36,665
  Current portion of capital lease obligation                 4,157             4,157
  Short-term notes payable                                   249,488           249,488
                                                       ---------------------------------------
        Total current liabilities                           1,083,928         849,547

LONG-TERM LIABILITIES
  Long-term portion of capital lease obligation               12,218            12,218
  Convertible notes payable                                1,761,609         1,673,470
                                                       ------------------------------------
                              Total liabilities              2,857,755         2,535,235

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value, 250,000,000 shares
 authorized, 57,149,182 and 43,306,517 shares issued
 and outstanding at November 30 and February 28, 2002,
 respectively                                                   57,150            43,307
 Additional paid-in-capital                                    3,433,083         3,322,707
 Receivable from shareholders                                  (213,880)         (213,880)
 Accumulated deficit                                          (6,127,791)       (5,608,997)
                                                     -----------------------------------------
        Total stockholders' deficit                            (2,851,438)       (2,456,863)
                                                       --------------------------------------

                                                                 6,317             78,372
                                                       ========================================

                            Commercial Concepts, Inc.
                     UNAUDITED STATEMENTS OF OPERATIONS
       For the Quarters Nine-Months Ended November 30, 2002 and 2001

                                               For Quarter Ended November 30,     For the 9 Months Ended November 30,
                                                  2002               2001               2002               2001
                                                  ----               ----               ----               ----
REVENUES                                                            35,217              1,434             71,435
COST OF SALES                                                          47                                    10,281
                                           ----------------------------------------------------------------------------
GROSS MARGIN                                     -                  35,170              1,434             61,154

OPERATING EXPENSES
  General and administrative                  $  87,191             193,139            388,369             662,827
  Sales and marketing                                               52,847              4,565             185,523
  Product development                           -                  101,558             15,097            292,380
                                           ----------------------------------------------------------------------------
   Total operating expenses                      87,191             347,544            408,031           1,140,730
                                           ----------------------------------------------------------------------------
OPERATING LOSS                                 (87,191)           (312,374)            (406,597)        (1,079,576)

OTHER INCOME (EXPENSE)
  Interest and other income                        113                79                  1,038             1,472
  Financing costs                                                                                       (85,275)
  Interest expense                              (36,151)           (35,750)               (113,235)      (142,470)
                                           -----------------------------------------------------------------------------
  Total other income (expense)                 (36,038)           (35,671)                (112,197)      (226,273)
                                           ----------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES                   (123,229)        (348,045)                 (518,794)     (1,305,849)

 Benefit for income taxes                           -                  -

                                           ----------------------------------------------------------------------------
NET LOSS                                    $     (123,229)    $        (348,045)  $    (518,794)    $    (1,305,849)
                                           ============================================================================



NET LOSS PER COMMON SHARE

Weighted Average Shares Outstanding:
      Basic                               57,074,457         35,191,678         50,145,539        31,692,127
      Diluted                             57,074,457         35,191,678         50,145,539        31,692,127

Net loss per Common Share:
      Basic                               (0.002)            (0.010)            (0.010)           (0.041)
      Diluted                             (0.002)            (0.010)            (0.010)           (0.041)


                                      Commercial Concepts, Inc.

                                  UNAUDITED STATEMENTS OF CASH FLOWS
                         For the Nine-months Ended November 30, 2002 and 2001

                                                                          2002              2001
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                            $    (518,794)    $ (1,305,849)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                              42,883            21,161
  Common stock issued for services                                          73,000            67,000
  Interest expense added to convertible debt balances                       84,567            148,167
  Changes in operating assets and liabilities:
      Trade receivables and advances                                        21,796            (24,927)
      Prepaids and other assets                                              7,117             (2,141)
      Accounts payable, bank overdrafts and accrued liabilities            255,382             100,216

                                                                    -----------------------------------
  Net cash used in operating activities                                    (34,049)           (996,373)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and equipment                                  -                 (8,850)
 Additions to software licenses                                              -                 (4,392)
                                                                    -----------------------------------
  Net cash used in investing activities                                      -                 (13,242)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of convertible debt                                             17,790               1,100,000
 Payments of notes payable                                                 -                    (50,000)
 Net proceeds from payment for common stock                               16,000
 Net cash provided by financing activities                                33,790               1,050,000
                                                                    -----------------------------------

Net change in cash and cash equivalents                                     (259)             40,385

  Cash and cash equivalents, beginning of period                             308               1,621
                                                                    -----------------------------------

CASH AND CASH EQUIVALENTS, end of period                                      49               42,006
                                                                    ===================================


SUPPLEMENTAL DISCLOSURES
 Conversion of long-term debt to common stock                        $        14,210   $      306,368
 Cash interest paid                                                                             3,960
 Common stock issued in settlement of liabilities                            21,000            66,070


                     UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                          Nine-Months Ended November 30, 2002


                                                                                 Additional                  Receivable
                                                           Common Stock           Paid-In      Accumulated        From
                                                           ------------
                                                       Shares        Amount       Capital        Deficit      Shareholders

                                                   --------------------------------------------------------------------------

Balance at February 28, 2002                           43,306,517    43,307        3,322,707      $   (5,608,997) $    (213,880)

 Common stock issued in conversion of debt             3,139,665     3,140         11,078

 Common stock issued in payment of liabilities         1,703,000     1,703         19,298

 Common stock issued for services                      9,000,000     9,000         64,000

 Contribution for unissued of common stock                                         16,000

 Net loss                                                                                            (518,794)
                                                   -----------------------------------------------------------------------------

Balance at November 30, 2002                         57,149,182    $57,150         $3,433,083      $(6,127,791)  $ (213,880)
                                                   ==========================================================================






                            COMMERCIAL CONCEPTS, INC

                          NOTES TO FINANCIAL STATEMENTS
                   For the Nine Months Ended November 30, 2002

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

Software Licenses: The Company's policy is to expense research and development costs until technological feasibility is reached and all related research and development activities are completed. Subsequent production expenses to bring the products to market are then capitalized. Capitalization of software costs is discontinued when the product is available for general release to customers. These amounts are recorded at cost and are amortized over the life of the licenses, which is estimated to be 5 years. However, given concerns about the Company's ability to continue as a going concern and therefore it's ability to ultimately recover the value of such capitalized costs, an impairment reserve of $554,683 was recorded at February 28, 2002 offsetting the amount of capitalized software costs (see Note 2). No costs were capitalized during the quarter ended November 30, 2002.

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

Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss is the same as net loss for the quarters ended November 30, 2002 and 2001.

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


2.  Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. However as of November 30, 2002, the Company had current liabilities substantially in excess of current assets, has a net stockholders' deficit and has incurred significant operating losses, all of which raise substantial doubt about its ability to continue as a going concern. The Company has taken certain actions in order to enable it to obtain additional financing, however, as of the date of these financial statements, these actions have been unsuccessful. Without additional financing, the Company will not be able to continue as a going concern. As of January 12, 2002, the Company had no commitment for additional financing, and it is doubtful as to the ability of the Company to continue as a going concern. As a result, all assets and liabilities have been recorded at their estimated net recoverable amounts, including an impairment charge for capitalized software development costs in the amount of $554,683.


3.  Property and Equipment
Property and equipment consists of the following:
                                                          February 28,
                                                      2002               2001
                                        ---------------------------------------

 Leasehold improvements                                                 $7,000
 Computer and other equipment                     $103,970             104,904
 Office furniture                                   12,173              12,173
                                        ---------------------------------------
   Total                                           116,143             124,077
Less accumulated depreciation                     (109,875)            (74,926)
                                        ---------------------------------------
                                                    $6,268             $49,151
                                        =======================================
During the second quarter, the Company relocated offices to smaller and less expensive office space. As a result, the leasehold improvements on the prior office space were fully depreciated and then written off. During the third quarter, certain office equipment reached the end of its useful life and was fully depreciated.

4.  Notes Payable
Short-term debt consisted of the following:

                                                                                 November 30,        February 28,
                                                                                      2002                  2002
                                                                                     -----                   ----
Notes payable to an individual at dates from June 22, 2000 through April 12,
  2001, due at various dates through April 12, 2002, plus all accrued
  interest at 15%.                                                                   $ 78,500            $ 78,500
Note payable to an individual dated November 3, 2000, collateralized by
  200,000 shares of the Company's common stock, payable on demand plus all
  accrued interest at 15%.                                                             15,000              15,000
Note payable (non-collateralized) to an individual dated June 15, 2000
  payable on demand plus all accrued interest at 10%.                                  42,988              42,988
Note payable to a limited partnership dated February 2001, collateralized by 571,250 shares of the Company's common stock, payable on March 15, 2001 plus all accrued interest at 12%.
Note payable to a corporation (non-collateralized) dated January 23, 2001
  due on demand plus all accrued interest at 10%.                                      10,000              10,000
Note payables (non-collateralized) to a limited partnership dated October
     22 and December 14, 2001 payable on demand with an interest rate of              100,000             100,000
     12%.
Other                                                                                   3,000               3,000
                                                                                        -----              -----

Total                                                                               $ 249,488           $ 249,488
                                                                                    =========           =========


Convertible debt consisted of the following:

                                                                                 November 30,      February 28,
                                                                                    2002               2002
                                                                                    ----               ----
Convertible notes payable to a private investment group with $250,000 originally due on July 20, 2003, $250,000 due on September 20, 2003, $300,000
    originally due on April 19, 2004, $500,000 due on June 14,
    2004, and $17,790 due on May 8, 2005, plus accrued interest at 6% to 8% .      $1,170,602        $1,103,982
Convertible note payable to a private investment group due December 3, 2003
    plus all accrued interest at 8%.                                                  323,640           313,422
Three convertible notes payable to an individual with $100,000 due August
    29, 2003, $100,000 due October 19, 2003 and $50,000 due November 30,
    2003 plus all accrued interest at 6%                                              267,367           256,066
                                                                               -----  -------      ------------
Long-term portion                                                                  $1,761,609        $1,673,470
                                                                                   ==========        ==========



Long-term debt as of November 30, 2002 is scheduled to mature as follows:

           2003                                 None
           2004                           $1,184,542
           2005                              577,067
           -----                             -------
           Total                          $1,761,609

The convertible notes payable described above can be converted into common shares of the Company based upon 80% of the three lowest closing share prices during the thirty trading days prior to the date of the note, or 76% of the three lowest closing prices during the ninety trading days prior to the conversion date. The Company retains a redemption clause in the notes that allow the Company to repurchase the notes upon payment of 130% to 150% of the note's face value, plus accrued interest. In addition, the Company issued warrants to purchase 5,290,000 shares of the Company's common stock at market on the day issued with exercise prices ranging from $0.50 to $.0072 (weighted average exercise price of $.23) in connection with these notes.

5. Receivable from Shareholders
The following summarizes receivable amounts from shareholders for purchase of Company stock:

     2,000,000 shares issued May 5, 1999 to an officer
          valued at $.06 per share                                    $120,000
     1,598,000 shares issued August 9, 1999 to an
          officer, valued at $.06 per share.                            93,880
                                                                       ------
     Balance due                                                      $213,880
                                                                      ========

6.  Lease Commitments
As of November 30, 2002, the Company leased office space under non-cancelable operating leases. However, due to cash flow difficulties, the Company relocated to a smaller, less expensive office in July, 2002 and the Company is in negotiations with the prior landlord to release it from its current obligation. At the present time, the Company is still accruing an obligation under the previous lease. Approximately $15,000 was accrued during the current quarter.



                                  CERTIFICATION

         In connection with the Annual Report of Commercial Concepts, Inc., a Utah corporation (the "Company") on Form 10-QSB for the period ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George E. Richards, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ GeorgeE. Richards, Jr
George E. Richards, Jr., Chief Executive Officer
Dated:   January 15, 2003